Form 10-Q
period 1995-10-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1995-11-13
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                      Fidelity Leasing Income Fund VIII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2627143
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

                  250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

                                   (610) 964-7102
_______________________________________________________________________________
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                    Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1995                     1994
                                          ___________             ____________

Cash and cash equivalents                 $2,523,988               $2,005,306

Accounts receivable                          375,034                  620,295

Interest receivable                              897                    8,568

Due from related parties                       7,252                    4,504

Equipment under operating leases
(net of accumulated depreciation
of $6,349,546 and $6,493,302,
respectively)                              2,727,316                3,986,155

Equipment held for sale or lease             292,640                  337,611

Organization costs
(net of accumulated amortization of
$8,167 and $6,167, respectively)               1,833                    3,833
                                          __________               __________

       Total assets                       $5,928,960               $6,966,272
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   45,124               $   50,867

     Accounts payable and
      accrued expenses                       137,320                   42,740

     Due to related parties                   52,522                   51,023
                                          __________               __________
       Total liabilities                     234,966                  144,630

Partners' capital                          5,693,994                6,821,642
                                          __________               __________
           Total liabilities and
            partners' capital             $5,928,960               $6,966,272
                                          ==========               ==========





     The accompanying notes are an integral part of these financial statements.


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1995      1994       1995        1994
                                       ____      ____       ____        ____

Income:
     Rentals                         $558,943  $768,580  $1,832,746  $2,399,652
     Interest                          41,997    28,087     133,765      68,073
     Gain on sale of equipment,
      net                                -       17,538        -         19,337
     Other                                233       289       1,179       1,247
                                     ________  ________  __________  __________

                                      601,173   814,494   1,967,690   2,488,309
                                     ________  ________  __________  __________

Expenses:
     Depreciation and amortization    454,152   677,459   1,579,554   2,108,923
     Write-down of equipment
      to net realizable value            -       50,000     125,616      50,000
     General and administrative        19,854    14,349      57,805      46,940
     General and administrative to
      related party                    26,377    29,090      85,929      79,795
     Management fee to related party   22,108    30,610      72,555      95,665
     Loss on sale of equipment, net     1,938      -         70,421        -
                                     ________  ________  __________  __________

                                      524,429   801,508   1,991,880   2,381,323
                                     ________  ________  __________  __________

Net income (loss)                    $ 76,744  $ 12,986  $  (24,190) $  106,986
                                     ========  ========  ==========  ==========


Net income (loss) per equivalent
  limited partnership unit           $   5.03  $    .55  $    (1.56) $     5.30
                                     ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           14,618    17,627      15,371      18,341
                                     ========  ========  ==========  ==========









     The accompanying notes are an integral part of these financial statements.


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1995         $ 2,075     23,223   $6,819,567    $6,821,642

Redemptions                         -          (411)    (149,455)     (149,455)

Cash distributions                (9,540)      -        (944,463)     (954,003)


Net income (loss)                   (242)      -         (23,948)      (24,190)
                                 _______     ______   __________    __________

Balance, September 30, 1995      $(7,707)    22,812   $5,701,701    $5,693,994
                                 =======     ======   ==========    ==========




































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1995 and 1994

                                     (Unaudited)
                                                          1995         1994
                                                          ____         ____
Cash flows from operating activities:
     Net income (loss)                                $  (24,190)   $  106,986
                                                      __________    __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation and amortization                     1,579,554     2,108,923
     Write-down of equipment to net
      realizable value                                   125,616        50,000
     (Gain) loss on sale of equipment, net                70,421       (19,337)
     (Increase) decrease in accounts receivable          245,261       (19,353)
     (Increase) decrease in due from related parties      (2,748)       26,080
     Increase (decrease) in lease rents paid
      in advance                                          (5,743)       83,942
     Increase (decrease) in accounts payable and
      accrued expenses                                    94,580        11,289
     Increase (decrease) in other, net                     9,170        13,794
                                                      __________    __________
                                                       2,116,111     2,255,338
                                                      __________    __________

     Net cash provided by operating activities         2,091,921     2,362,324
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (897,705)   (1,733,792)
     Proceeds from sale of equipment                     427,924       347,152
     Maturity of investment securities
      held to maturity                                      -            3,995
                                                      __________    __________

     Net cash used in investing activities              (469,781)   (1,382,645)
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                             (149,455)     (374,350)
     Distributions                                      (954,003)     (984,968)
                                                      __________    __________

     Net cash used in financing activities            (1,103,458)   (1,359,318)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents    518,682      (379,639)

     Cash and cash equivalents, beginning
      of period                                        2,005,306     1,970,693
                                                      __________    __________

     Cash and cash equivalents, end of period         $2,523,988    $1,591,054
                                                      ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $125,616 and $50,000 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1995 and 1994, respectively. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                           $  517,000
                           1996                              958,000
                           1997                              576,000
                           1998                              310,000
                           1999                               31,000
                                                          __________

                                                          $2,392,000
                                                          ==========




                       FIDELITY LEASING INCOME FUND VIII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1995 and 1994:

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                1995        1994        1995         1994
                                ____        ____        ____         ____

       Management fee         $22,108     $30,610     $72,555      $95,665
       Reimbursable costs      26,377      29,090      85,929       79,795
       Sales fee                  902      10,597      13,235       10,736



    Amounts due from related parties at September 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $105,107 in October 1995 for the month ended September 30, 1995, to all admitted partners as of September 30, 1995.











                                         7
                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $601,173 and $814,494 for the three months ended September 30, 1995 and 1994, respectively, and $1,967,690 and $2,488,309 for the nine months ended September 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 93% and 94% of total revenues for the third quarter of 1995 and 1994, respectively, and 93% and 96% of total revenues for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues is primarily attributable to the decrease in rental income. In 1995, rental income decreased by approximately $804,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $237,000 of rents generated from equipment purchased since the third quarter of 1994. The decrease in revenues was offset by an increase in interest income resulting from larger cash balances available for investment and higher interest rates earned in 1995 as compared to 1994.

    Expenses were $524,429 and $801,508 for the three months ended September 30, 1995 and 1994, respectively, and $1,991,880 and $2,381,323 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation and amortization comprised 87% and 85% of total expenses during the third quarter of 1995 and 1994, respectively, and 79% and 89% for the nine months ended Sep-tember 30, 1995 and 1994, respectively. The decrease in expenses is directly related to the decrease in depreciation expense resulting from equipment which came off lease or was sold since the third quarter of 1994. However, the overall decrease in expenses in 1995 was offset by an increase in both the write-down of equipment to net realizable value and the net loss on sale of equipment. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $125,616 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1995 as compared to $50,000 for the nine months ended September 30, 1994. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the Fund incurred a net loss on sale of equipment of $70,421 for the nine months ended September 30, 1995 as compared to a net gain on sale of equipment of $19,337 for the nine months ended September 30, 1994.

    The Fund's net income (loss) was $76,744 and $12,986 for the three months ended September 30, 1995 and 1994, respectively, and ($24,190) and $106,986 for the nine months ended September 30, 1995 and 1994, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $5.03 and $.55 based on a weighted average number of equivalent limited partnership units outstanding of 14,618 and 17,627 for the three months ended September 30 1995 and 1994, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were ($1.56) and $5.30 based on a weighted average number of equivalent limited partnership units outstanding of 15,371 and 18,341 for the nine months ended September 30, 1995 and 1994, respectively.

    The Fund generated $532,834 and $722,907 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 1995 and 1994, respectively and distributed 39% and 30% of these amounts to partners during the third quarter of 1995 and 1994, respec-

                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

tively and 20% and 15% of these amounts to partners in October 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, the Fund generated $1,751,401 and $2,246,572 of funds from operations and distributed 48% and 39% of these amounts to partners during the nine months ended September 30, 1995 and 1994, respectively and 6% and 5% of these amounts to partners in October 1995 and 1994, respectively.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1995 and 1994, the Fund pur-chased $897,705 and $1,733,792, respectively, of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.


































Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                 September 30, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on October 12, 1995 reporting under Item 1.





































                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VIII, L.P.




            11-10-95   By:  P. Donald Mooney
            ________        _____________________________
            Date            P. Donald Mooney
                            President of
                            Fidelity Leasing Corporation
                            (Principal Operating Officer)




            11-10-95   By:  Marianne T. Schuster
            ________        _____________________________
            Date            Marianne T. Schuster
                            Vice President of
                            Fidelity Leasing Corporation
                            (Principal Financial Officer)

































                                         11
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VIII, L.P.




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































