Form 10-K
period 1995-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1996-03-28
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1995

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-20131

                Fidelity Leasing Income Fund VIII, L.P.
______________________________________________________________________
         (Exact name of registrant as specified in its charter)

            Delaware                            23-2627143
______________________________________________________________________
    (State of Organization)      (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvnaia            19002
______________________________________________________________________
       (Address of principal executive offices)            (Zip Code)

                         (215) 619-2800
______________________________________________________________________
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of Each Exchange
      Title of Each Class                     on Which Registered

               None                             Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes  X   No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1995 is 22,812.

There is no public market for these securities.

The index of Exhibits is located on page 10.

                                  1

                                PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1990 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     The computer equipment industry is extremely competitive as well. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through product protection by the use of a policy which combines service and hardware with payment for such benefits accomplished through a single periodic charge.

     The dominant factor in the marketplace is International Business Machines Corporation ("IBM"). Because of IBM's substantial resources and dominant position, revolutionary changes with respect to pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at almost any time. Significant action in any of these areas by IBM might materially adversely affect the General Partner's ability to identify and purchase appropriate equipment. It is the belief of the General Partner that IBM will continue to make significant advances in the computer equipment industry which may result in revolutionary changes with respect to small, medium and large computer systems.

                                   2

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1995, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1995, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                  Purchase Price       Percentage of
Type of Equipment Acquired         of Equipment       Total Equipment

Communication Controllers           $  307,668             3.45%
Disk Storage Systems                 4,874,504            54.60
Network Communications                 724,196             8.11
Personal Computers, Terminals
 and Display Stations                  512,278             5.75
Printers                             1,588,453            17.79
Tape Storage Systems                   910,063            10.19
Other                                    9,934             0.11
                                    __________           _______

        Totals                      $8,927,096           100.00%
                                    ==========           =======

                    Breakdown of Equipment Usage
                    By Industrial Classification

                                  Purchase Price       Percentage of
Type of Business                   of Equipment       Total Equipment

Computers/Data Processing           $1,432,494            16.05%
Consumer Products/Retailing          1,329,900            14.90
Diversified Financial/Banking/
 Insurance                           3,258,985            36.51
Manufacturing/Refining               1,695,989            19.00
Publishing/Printing                     43,835             0.49
Telephone/Telecommunications         1,165,893            13.05
                                    __________           _______

        Totals                      $8,927,096           100.00%
                                    ==========           =======

Average Initial Term of Leases (in months):  40

All of the above equipment is currently leased under operating leases.

Item 3.  LEGAL PROCEEDINGS

     Not applicable.

                                    3
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                              PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

         (b)  Number of Equity Security Holders:

                                                   Number of Partners
                  Title of Class               as of December 31, 1995

          Limited Partnership Interests                   962

          General Partnership Interest                      1

Item 6.  SELECTED FINANCIAL DATA
                                               For the Years Ended December 31,

                                    1995         1994         1993         1992       1991(1)
Total Income                     $2,543,493   $3,452,905   $3,376,928	   $2,574,789   $343,068
Net Income(Loss)                   (137,721)     123,837      207,044	      138,640     11,001
Distributions to Partners         1,105,691    1,307,741    1,377,737	    1,273,195    119,105
Net Income (Loss) per Equivalent
  Limited Partnership Unit            (9.05)        6.16         9.12         5.47       0.79
Weighted Average Number of
 Equivalent Limited Partnership
 Units Outstanding During the Year   15,067       17,997       	21,200       22,921     11,623

                                                     December 31,

                                    1995         1994         1993          1992      1991(1)
                                                            C>
Total Assets                     $5,596,725   $6,966,272	   $8,619,625	  $10,116,518 $6,830,859
Equipment under Operating
 Leases and Equipment Held for
 Sale or Lease (Net)              2,395,085    4,323,766	    6,282,710	    8,433,473  6,046,448
Limited Partnership
 Units                               22,812       23,223	       24,406	       25,556     15,620
Limited Partners                        962          975          992	        1,021        608

(1) The Fund was initially capitalized on November 21, 1990 and began operations on September 3, 1991. Therefore, operations for the period from September 3, 1991 through December 31, 1991 are reflected herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $2,543,493, $3,452,905 and $3,376,928 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income from the leasing of computer peripheral equipment accounted for 93%, 90% and 93% of total revenues in 1995, 1994 and 1993, respectively. The decrease in total revenue in 1995 is primarily attributable a decrease in rental income. Rental income decreased by approximately $1,022,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $272,000 generated from equipment on operating leases purchased during 1995 as well as rental income earned from 1994 equipment purchases for which a full year of rental income was earned in 1995 and only a partial year was earned in 1994. Additionally, the Fund recognized a net loss on the sale of equipment of $132,290 for the year ended December 31, 1995 as compared to a net gain on sale of equipment of $236,013 for the year ended December 31, 1994. These decreases in revenue were offset by an increase in interest income in 1995 due to an increase in cash available for investment throughout the year. In 1994, the increase in total revenues was primarily attributable to the net gain on sale of equipment of $236,013 recognized by the Fund as compared to $164,356 recognized in 1993. Additionally, interest income increased in 1994 due to an increase in the cash available for investment throughout that year. These increases in total revenue in 1994 were offset by a decrease in rental income. In 1994, rental income decreased by approximately $473,000 because of equipment which came off lease and was released at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $434,000 generated from equipment on operating leases purchased during 1994 as well as rental income from 1993 equipment purchases for which a full year of rental income was earned in 1994 and only a partial year was earned in 1993.

     Expenses were $2,681,214, $3,329,068 and $3,169,884 for the years ended December 31, 1995, 1994, and 1993, respectively. Depreciation and amortization comprised 75%, 83% and 87% of total expenses during the years ended
December 31, 1995, 1994 and 1993, respectively. The decrease in expenses in 1995 was primarily due to a decrease in depreciation expense because of equipment which came off lease, terminated or was sold. Management fees decreased proportionately to the decrease in rental income in 1995. In addition, write-down of equipment to net realizable value was $207,780 in 1995 as compared to $257,662 in 1994 which also contributed to the decrease in total expenses. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain equipment in future years. The decrease in total expenses was offset by an increase in administrative services incurred to the General Partner in 1995 which are included in general and administrative expenses to related party. In 1994, the increase in expenses was largely due to an increase in write-down of equipment to net realizable value.

       Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations(continued)

Results of Operations (Continued)

In 1994, the Fund incurred a write-down of equipment to net realizable value of $257,662 as compared to $133,678 in 1993. Additionally, depreciation expense increased during the twelve months ended December 31, 1994 because of the additional equipment owned and leased by the Fund.

     The Fund's net income (loss) was $(137,721), $123,837 and $207,044 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $(9.05), $6.16 and $9.12 based on a weighted average number of equivalent limited partnership units outstanding of 15,067, 17,997 and 21,200 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Fund generated funds from operations of $2,210,976, $2,923,299 and $2,926,988 for the purpose of determining cash available for distribution and distributed 45%, 45% and 47% to partners in 1995, 1994 and 1993, respectively and 0%, 4% and 4% of these amounts to partners in January 1996, 1995 and 1994, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1995, 1994 and 1993, the Fund purchased $897,705, $1,733,792 and $1,186,076 respectively, of equipment.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                              PART III

     Effective September 1, 1995, The Fidelity Mutual Life Insurance Company (in Rehabilitation) sold Fidelity Leasing Corporation (FLC), the General Partner of the Fund, to Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive
Officers of FLC are:

     FREDDIE M. KOTEK, age 39, Chairman of the Board of Directors, President and Chief Executive Officer of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 46, Director and Secretary of FLC since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 33, Director of FLC since September 1995 and Senior Vice President of Resource America Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     MARK A. MAYPER, age 42, Senior Vice President of FLC overseeing the lease syndication business since 1987.

     Others:

     STEPHEN P. CASO, age 40, Vice President and Counsel of FLC since
     1992.

     MARIANNE T. SCHUSTER, age 37, Vice President and Controller of FLC since 1984.

     KRISTIN L. CHRISTMAN, age 28, Portfolio Manager of FLC since
     December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1995:

          Name of Individual or      Capacities in
          Number in Group            Which Served          Compensation

           Fidelity Leasing
           Corporation               General Partner        $108,202(1)
                                                            ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1995, there was no person or group known to the Fund that owned more than five percent of the Fund's outstanding securities either beneficially or of record.

     (b) In 1990, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of Fidelity Leasing Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1995, the Fund was charged by the General Partner $93,347 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancelable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded Priority Return. During 1995, the Fund incurred a sales fee of $14,855 to the General Partner for services performed in connection with the disposition of equipment.

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During 1995, the General Partner received cash distributions of $11,057.

     The Fund incurred $176,086 of reimbursable costs to the General Partner for services and materials provided in connection with the administration of the Fund during 1995.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                     Page Number

3(a) & (4)            Amended and Restated Agreement      *
                      of Limited Partnership

(9)                   not applicable

(10)                  not applicable

(11)                  not applicable

(12)                  not applicable

(13)                  not applicable

(18)                  not applicable

(19)                  not applicable

(22)                  not applicable

(23)                  not applicable

(24)                  not applicable

(25)                  not applicable

(28)                  not applicable


*  Incorporated by reference.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FIDELITY LEASING INCOME FUND VIII, L.P.
                   A Delaware limited partnership

                   By:  FIDELITY LEASING CORPORATION

                        Freddie M. Kotek
                   By:  ___________________________
                        Freddie M. Kotek, Chairman
                        and President

Dated March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


Signature                 Title                            Date


Freddie M. Kotek
________________________  Chairman of the Board of Directors  3-26-96
Freddie M. Kotek          and President of Fidelity Leasing
                          Corporation (Principal Executive
                          Officer)



Michael L. Staines
________________________  Director of Fidelity Leasing        3-26-96
Michael L. Staines        Corporation



Marianne T. Schuster
________________________  Vice President and Controller       3-26-96
Marianne T. Schuster      of Fidelity Leasing Corporation
                          (Principal Financial Officer)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Pages

Report of Independent Certified Public Accountants            F-2

Balance Sheets as of December 31, 1995 and 1994               F-3

Statements of Operations for the years ended
     December 31, 1995, 1994 and 1993                         F-4

Statements of Partners' Capital for the years
     ended December 31, 1995, 1994 and 1993                   F-5

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993                         F-6

Notes to Financial Statements                                 F-7 - F-11












All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.


























Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 2, 1996





















                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                          BALANCE SHEETS

                                              ASSETS

                                                         December 31,

                                                    1995             1994
Cash and cash equivalents                        $2,861,597       $2,005,306

Accounts receivable                                 313,745          620,295

Interest receivable                                   4,259            8,568

Due from related parties                             20,706            4,504

Equipment under operating leases
(net of accumulated depreciation of
$6,629,864 and $6,493,302)                        2,297,232        3,986,155

Equipment held for sale or lease                     97,853          337,611

Organization costs
(net of accumulated amortization of
$8,667 and $6,167)                                    1,333            3,833
                                                 __________       __________

     Total assets                                $5,596,725       $6,966,272
                                                 ==========       ==========

                             LIABILITIES AND PARTNERS' CAPITAL


Liabilities:


Lease rents paid in advance                      $   29,566         $  50,867

Accounts payable and accrued expenses                50,909            42,740

Due to related parties                               87,475            51,023
                                                 __________         _________

      Total liabilities                             167,950           144,630


Partners' capital                                 5,428,775         6,821,642
                                                 __________        __________
        Total liabilities and
         partners' capital                       $5,596,725        $6,966,272
                                                 ==========        ==========


   The accompanying notes are an integral part of these financial statements.


                                    F-3
                             FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF OPERATIONS
                                                  For the years ended December 31

                                              1995             1994            1993
Income:
Rentals                                    $2,358,813       $3,108,535      $3,147,853
Interest                                      180,388          106,701          60,558
Gain on sale of equipment, net                   -             236,013         164,356
Other                                           4,292            1,656           4,161
                                           __________       __________      __________

                                            2,543,493        3,452,905       3,376,928
                                           __________       __________      __________
Expenses:
Depreciation and amortization               2,008,627        2,777,813       2,750,622
Write-down of equipment to net
 realizable value                             207,780          257,662         133,678
General and administrative                     63,084           54,904          62,422
General and administrative to
 related party                                176,086          101,165          97,738
Management fee to related party                93,347          137,524         125,424
Loss on sale of equipment, net                132,290             -               -
                                           __________       __________      __________

                                            2,681,214        3,329,068       3,169,884
                                           __________       __________      __________

Net income (loss)                          $ (137,721)      $  123,837      $  207,044
                                           ==========       ==========      ==========

Net income (loss) per equivalent
 limited partnership unit                  $    (9.05)      $     6.16      $     9.12
                                           ==========       ==========      ==========

Weighted average number of
 equivalent limited partnership
 units outstanding during the year             15,067           17,997          21,200
                                           ==========       ==========      ==========












   The accompanying notes are an integral part of these financial statements.



                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL
                 For the years ended December 31, 1995, 1994 and 1993


                                      General      Limited Partners
                                      Partner     Units       Amount            Total
                                      _______     __________________            _____
Balance, January 1, 1993              $ 2,183    25,556    $9,979,382        $9,981,565

Redemptions                              -       (1,150)     (423,879)	         (423,879)

Cash distributions                    (13,777)     -       (1,363,960)       (1,377,737)

Net income                             13,724      -          193,320           207,044
                                      _______    ______    __________        __________
Balance, December 31, 1993              2,130    24,406     8,384,863         8,386,993

Redemptions                              -       (1,183)     (381,447)	         (381,447)

Cash distributions                    (13,077)     -       (1,294,664)	       (1,307,741)

Net income                             13,022      -          110,815           123,837
                                      _______    ______    __________        __________

Balance, December 31, 1994              2,075    23,223     6,819,567         6,821,642

Redemptions                              -         (411)     (149,455)         (149,455)

Cash distributions                    (11,057)     -       (1,094,634)       (1,105,691)

Net income (loss)                      (1,377)     -         (136,344)         (137,721)
                                      _______    ______    __________        __________

Balance, December 31, 1995           $(10,359)   22,812    $5,439,134        $5,428,775
                                      =======    ======    ==========        ==========












   The accompanying notes are an integral part of these financial statements.







                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,

                                                  1995          1994         1993
   Cash flows from operating activities:
      Net income (loss)                        $ (137,721)   $  123,837   $  207,044
                                               __________    __________   __________
      Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization             2,008,627     2,777,813    2,750,622
      Write-down of equipment to
       net realizable value                       207,780       257,662      133,678
      (Gain) loss on sale of equipment, net       132,290      (236,013)    (164,356)
      (Increase) decrease in accounts receivable  306,550      (612,248)      42,835
      (Increase) decrease in due from
       related parties                            (16,202)       95,437      (99,941)
      Increase (decrease) in lease
       rents paid in advance                      (21,301)      (20,788)     (33,258)
      Increase (decrease) in accounts
       payable and accrued expenses                 8,169       (99,096)     112,445
      Increase (decrease) in other, net            40,761        28,266       30,727
                                               __________    __________   __________

                                                2,666,674     2,191,033    2,772,752
                                               __________    __________   __________
      Net cash provided by operating
       activities                               2,528,953     2,314,870    2,979,796
                                               __________    __________   __________
   Cash flows from investing activities:
      Purchase of investment securities
       held to maturity                              -         (491,749)        -
      Maturity of investment securities
       held to maturity                              -          739,698      235,426
      Acquisition of equipment                   (897,705)   (1,733,792)  (1,186,076)
      Proceeds from sale of equipment             480,189       894,774      618,895
                                               __________    __________   __________

      Net cash used in investing activities      (417,516)     (591,069)    (331,755)
                                               __________    __________   __________
   Cash flows from financing activities:
      Distributions                            (1,105,691)   (1,307,741)  (1,377,737)
      Redemptions of capital                     (149,455)     (381,447)    (423,879)
                                               __________    __________   __________
      Net cash used in financing
       activities                              (1,255,146)   (1,689,188)  (1,801,616)
                                               __________    __________   __________

      Increase in cash and cash equivalents       856,291        34,613      846,425

      Cash and cash equivalents,
       beginning of year                        2,005,306     1,970,693    1,124,268
                                               __________    __________   __________

      Cash and cash equivalents, end of year   $2,861,597    $2,005,306   $1,970,693
                                               ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.
                                          F-6


                 FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

Fidelity Leasing Income Fund VIII, L.P. (the "Fund") was formed on November 21, 1990 with Fidelity Leasing Corporation ("FLC") as the General Partner. FLC is a wholly owned subsidiary of Resources Leasing, Inc. a wholly owned subsidary of Resource America Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties throughout the United States on a short-term basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partners' capital and excluded from the determination of net income. The adoption of this new standard had no financial statement impact on the Fund. Prior to the adoption of SFAS No. 115, investment securities were carried at cost which approximates market.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in securities backed by the United States Government, commercial paper with high credit quality institutions, bank money market funds and time deposits and certificates of deposit.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's leesees over different industries and geographies.

Equipment Held for Sale or Lease

Equipment held for sale or lease is carried at its estimated net realizable value.


                 FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Organization Costs

Organization costs are being amortized over a five year period.

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

Income Taxes

Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.
                                        F-8
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $82,000, $208,000 and $134,000 or $5.44, $11.56 and $6.32 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1995, 1994 and 1993, respectively.

Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified to conform to the presentation adopted in 1995.


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus an 11% compounded Priority Return (an amount equal to 11% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

Net Losses are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months.





                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

4.  EQUIPMENT LEASED (Continued)

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995, 1994 and 1993, approximately $208,000, $258,000 and $134,000, respectively, was charged to write-down of equipment to net realizable value.

However the General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:

                     1996                     $1,164,000
                     1997                        576,000
                     1998                        310,000
                     1999                         31,000
                                              __________
                                              $2,081,000
                                              ==========

In addition, in January 1996, the Fund purchased $1,129,000 of equipment subject to operating leases with initial lease terms of 36 months commencing in 1996. The future approximate minimum rentals to be received on these noncancellable operating leases are $294,000 in 1996, 1997 and 1998, respectively.

5.  RELATED PARTY TRANSACTIONS

The General Partner also receives 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are non-cancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded Priority Return.




                                     F-10
                    FIDELITY LEASING INCOME FUND VIII, L.P.

                   NOTES TO FINANCIAL STATEMENTS (Continued)


5.  RELATED PARTY TRANSACTIONS (Continued)

Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the years ended December 31:

                                    1995        1994          1993
     Management fee               $ 93,347    $137,524      $125,424
     Reimbursable costs            176,086     101,165        97,738
     Sales fee                      14,855      17,096        19,141

Amounts due from related parties at December 31, 1995 and 1994 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1995 and 1994 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


6.  MAJOR CUSTOMERS

For the year ended December 31, 1995, three customers accounted for 27%, 13% and 13% of the Fund's rental income. For the year ended December 31, 1994, three customers accounted for 26%, 20% and 12% of the Fund's rental income. For the year ended December 31, 1993, three customers accounted for 26%, 17% and 12% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended           1995           1994          1993
          March              $  322,139     $  338,292    $  353,973
          June                  316,542        323,517	       343,074
          September             315,321        323,160	       341,697
          December              151,689        322,772	       338,993
                             __________     __________    __________

                             $1,105,691     $1,307,741    $1,377,737
                             ==========     ==========    ==========





