Form 10-Q
period 1996-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1996-05-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                    Fidelity Leasing Income Fund VIII, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2627143
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275,  Ambler, Pennsylvania     19002
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 619-2800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1996                     1995
                                           ________                 ________

Cash and cash equivalents                $1,965,667               $2,861,597

Accounts receivable                         333,696                  313,745

Interest receivable                             123                    4,259

Due from related parties                    101,335                   20,706

Equipment under operating leases
(net of accumulated depreciation
of $6,491,645 and $6,629,864,
respectively)                             2,832,552                2,297,232

Equipment held for sale or lease              5,854                   97,853

Organization costs
(net of accumulated amortization of
$9,167 and $8,667, respectively                 833                    1,333

                                         __________               __________
       Total assets                      $5,240,060               $5,596,725

                                         ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $   28,968               $   29,566

     Accounts payable and
      accrued expenses                       89,333                   50,909

     Due to related parties                  55,645                   87,475
                                         __________               __________
       Total liabilities                    173,946                  167,950

Partners' capital                         5,066,114                5,428,775
                                         __________               __________
       Total liabilities and
        partners' capital                $5,240,060               $5,596,725
                                         ==========               ==========





The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                    1996              1995
                                                  ________          ________

Income:
     Rentals                                      $547,109          $678,177
     Interest                                       25,905            41,584
     Other                                             473               320
                                                  ________          ________

                                                   573,487           720,081
                                                  ________          ________

Expenses:
     Depreciation and amortization                 385,444           607,940
     Write-down of equipment to net
       realizable value                            136,368              -
     General and administrative                     33,151            17,950
     General and administrative to related
       party                                        38,053            20,499
     Management fee to related party                21,634            26,872
     Loss on sale of equipment, net                 30,366            57,109
                                                  ________          ________

                                                   645,016           730,370
                                                  ________          ________

Net loss                                          $(71,529)         $(10,289)
                                                  ========          ========


Net loss per equivalent
  limited partnership unit                        $  (5.16)         $  (0.63)
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,721            16,200
                                                  ========          ========











The accompanying notes are an integral part of these financial statements.


                                      3


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1996        $(10,359)    22,812   $5,439,134   $5,428,775

Redemptions                         -          (958)    (226,132)    (226,132)

Cash distributions                  (650)      -         (64,350)     (65,000)

Net loss                            (715)      -         (70,814)     (71,529)
                                 _______     ______   __________   __________

Balance, March 31, 1996         $(11,724)    21,854   $5,077,838   $5,066,114
                                 =======     ======   ==========   ==========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                                         1996          1995
                                                      __________    __________
Cash flows from operating activities:
     Net loss                                         $  (71,529)   $  (10,289)
                                                      __________    __________
     Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
     Depreciation and amortization                       385,444       607,940
     Write-down of equipment to net realizable value     136,368          -
     Loss on sale of equipment, net                       30,366        57,109
     (Increase) decrease in accounts receivable          (19,951)      192,392
     (Increase) decrease in due from related parties     (80,629)         (821)
     Increase (decrease) in lease rents paid
      in advance                                            (598)      (26,878)
     Increase (decrease) in due to related parties       (31,830)      (11,059)
     Increase (decrease) in accounts payable and
      accrued expenses                                    38,424       140,435
     Increase (decrease) in other, net                     4,136         5,288
                                                      __________    __________
                                                         461,730       964,406
                                                      __________    __________

     Net cash provided by operating activities           390,201       954,117
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                         (1,129,280)      (34,000)
     Proceeds from sale of equipment                     134,281       266,570
                                                      __________    __________

     Net cash provided by (used in)
      investing activities                              (994,999)      232,570
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                             (226,132)      (72,339)
     Distributions                                       (65,000)     (322,139)
                                                      __________    __________

     Net cash used in financing activities              (291,132)     (394,478)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents   (895,930)      792,209

     Cash and cash equivalents, beginning
      of period                                        2,861,597     2,005,306
                                                      __________    __________

     Cash and cash equivalents, end of period         $1,965,667    $2,797,515
                                                      ==========    ==========
The accompanying notes are an integral part of these financial statements.
                                       5


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

1.  ORGANIZATION

    In February 1996, the name of the General Partner was changed from Fidelity Leasing Corporation to F.L. Partnership Management, Inc.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $136,368 and $-0- was charged to write-down of equipment to net realizable value for the three months ended March 31, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1996 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1996                           $1,327,000
                           1997                              884,000
                           1998                              607,000
                           1999                               31,000
                                                          __________
                                                          $2,849,000
                                                          ==========

                    FIDELITY LEASING INCOME FUND VIII, L.P.

3.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of rental payments on equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1996                 1995
                                             ________             ________

          Management fee                     $21,634              $26,872
          Reimbursable costs                  38,053               20,499
          Accrued sales fee                    4,153                8,245



    Amounts due from related parties at March 31, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $20,000 in April 1996 for the month ended March 31, 1996, to all admitted partners as of March 31, 1996.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $573,487 and $720,081 for the three months ended March 31, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 95% and 94% of total revenues for the first quarter of 1996 and 1995, respec-tively. The decrease in revenues is primarily attributable to the decrease in rental income. In 1996, rental income decreased by approximately $265,000 be-cause of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $134,000 of rents generated from equipment purchased since the first quarter of 1995.

    Expenses were $645,016 and $730,370 for the three months ended March 31, 1996 and 1995, respectively. Depreciation and amortization comprised 81% and 83% of total expenses during the first quarter of 1996 and 1995, respectively. The decrease in expenses is directly related to the decrease in depreciation expense resulting from equipment which came off lease or was sold since the first quarter of 1995. The Fund incurred a net loss on sale of equipment of $30,366 for the first quarter of 1996 as compared to $57,109 for the first quarter of 1995, which also contributed to the decrease in expenses in 1996. These decreases in expenses were reduced by an increase in the write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $136,368 was charged to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1996 as compared to $-0- for the three months ended March 31, 1995. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net loss was ($71,529) and ($10,289) for the three months ended March 31, 1996 and 1995, respectively. The loss per equivalent limited partnership unit, after loss allocated to the General Partner, was ($5.16) and ($0.63) based on a weighted average number of equivalent limited partnership units outstanding of 13,721 and 16,200 for the three months ended March 31, 1996 and 1995, respectively.

    The Fund generated $480,649 and $654,760 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1996 and 1995, respectively and distributed 14% and 33% of these amounts to partners during the first quarter of 1996 and 1995, respec-tively and 4% and 16% of these amounts to partners in April 1996 and 1995, respectively.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



ANALYSIS OF FINANCIAL CONDITION

    During the quarter ended March 31, 1996 and 1995, the Fund purchased $1,129,280 and $34,000, respectively, of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 1996

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-14-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            5-14-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)