Form 10-Q
period 1996-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1996-08-13
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1996                     1995
                                           ________                 ________

Cash and cash equivalents                 $2,359,529               $2,861,597

Accounts receivable                          378,188                  313,745

Interest receivable                           23,698                    4,259

Due from related parties                      41,195                   20,706

Equipment under operating leases
(net of accumulated depreciation
of $6,913,424 and $6,629,864,
respectively)                              2,393,677                2,297,232

Equipment held for sale or lease               4,836                   97,853

Organization costs
(net of accumulated amortization of
$9,667 and $8,667, respectively)                 333                    1,333

                                          __________               __________
       Total assets                       $5,201,456               $5,596,725
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   39,692               $   29,566

     Accounts payable and
      accrued expenses                        62,098                   50,909

     Due to related parties                     -                      87,475
                                          __________               __________
       Total liabilities                     101,790                  167,950

Partners' capital                          5,099,666                5,428,775
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,201,456               $5,596,725
                                          ==========               ==========





The accompanying notes are an integral part of these financial statements.



                                       2

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  1996          1995       1996        1995
                                  ____          ____       ____        ____

Income:
     Rentals                    $495,565      $595,626  $1,042,674  $1,273,803
     Interest                     40,393        50,184      66,298      91,768
     Gain on sale of equipment,
      net                         58,861          -         28,495        -
     Other                           860           626       1,333         946
                                ________      ________  __________  __________

                                 595,679       646,436   1,138,800   1,366,517
                                ________      ________  __________  __________

Expenses:
     Depreciation and
      amortization               302,360       517,462     687,804   1,125,402
     Write-down of equipment
      to net realizable value    137,015       125,616     273,383     125,616
     General and administrative    8,486        20,001      41,637      37,951
     General and administrative
      to related party            34,678        39,053      72,731      59,552
     Management fee to related
      party                       19,588        23,575      41,222      50,447
     Loss on sale of equipment,
      net                           -           11,374        -         68,483
                                ________      ________  __________  __________

                                 502,127       737,081   1,116,777   1,467,451
                                ________      ________  __________  __________

Net income (loss)               $ 93,552      $(90,645) $   22,023  $ (100,934)
                                ========      ========  ==========  ==========


Net income (loss) per equivalent
  limited partnership unit      $   6.99      $  (5.86) $     1.52  $    (6.34)
                                ========      ========  ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding
  during the period               13,292        15,302      13,507      15,751
                                ========      ========  ==========  ==========







The accompanying notes are an integral part of these financial statements.


                                      3


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1996

                                   (Unaudited)

                                  General      Limited Partners
                                  Partner      Units      Amount     Total
                                  _______     _____        ______    _____

Balance, January 1, 1996        $(10,359)     22,812   $5,439,134  $5,428,775

Redemptions                         -           (958)    (226,132)   (226,132)

Cash distributions                (1,250)       -        (123,750)   (125,000)

Net income                         1,450        -          20,573      22,023
                                 _______      ______   __________  __________

Balance, June 30, 1996          $(10,159)     21,854   $5,109,825  $5,099,666
                                ========      ======   ==========  ==========



































The accompanying notes are an integral part of these financial statements.


                                       4

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                                         1996          1995
                                                      __________    __________
Cash flows from operating activities:
     Net income (loss)                                $   22,023    $ (100,934)
                                                      __________    __________
     Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities:
     Depreciation and amortization                       687,804     1,125,402
     Write-down of equipment to net realizable value     273,383       125,616
     (Gain) loss on sale of equipment, net               (28,495)       68,483
     (Increase) decrease in accounts receivable          (64,443)      207,988
     (Increase) decrease in interest receivable          (19,439)        8,133
     (Increase) decrease in due from related parties     (20,489)        1,950
     Increase (decrease) in lease rents paid
      in advance                                          10,126       (36,908)
     Increase (decrease) in due to related parties       (87,475)        7,341
     Increase (decrease) in other, net                    11,189          (887)
                                                      __________    __________
                                                         762,161     1,507,118
                                                      __________    __________

     Net cash provided by operating activities           784,184     1,406,184
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                         (1,129,281)     (718,637)
     Proceeds from sale of equipment                     194,161       398,747
                                                      __________    __________

     Net cash used in investing activities              (935,120)     (319,890)
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                             (226,132)     (149,455)
     Distributions                                      (125,000)     (638,682)
                                                      __________    __________

     Net cash used in financing activities              (351,132)     (788,137)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents   (502,068)      298,157

     Cash and cash equivalents, beginning
      of period                                        2,861,597     2,005,306
                                                      __________    __________

     Cash and cash equivalents, end of period         $2,359,529    $2,303,463
                                                      ==========    ==========


The accompanying notes are an integral part of these financial statements.

                                       5
                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $273,383 and $125,616 was charged to write-down of equipment to net realizable value for the six months ended
    June 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1996 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1996                            $  846,000
                           1997                               879,000
                           1998                               606,000
                           1999                                31,000
                                                           __________
                                                           $2,362,000
                                                           ==========










                                         6



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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $55,244 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the three months ended June 30, 1996.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the six months ended June 30, 1996 and 1995:
                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                1996          1995        1996        1995
                                ____          ____        ____        ____

     Management fee           $19,588       $23,575     $41,222     $50,447
     Reimbursable costs        34,678        39,053      72,731      59,552
     Accrued sales fee           -            4,088        -         12,333

    Amounts due from related parties at June 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at December 31, 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $20,000 in July 1996 for the month ended June 30, 1996, to all admitted partners as of June 30, 1996.


                                        7
                      FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $595,679 and $646,436 for the three months ended June 30, 1996 and 1995, respectively, and $1,138,800 and $1,366,517 for the six months ended June 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 83% and 92% of total revenues for the second quarter of 1996 and 1995, respectively, and 92% and 93% of total revenues for the six months ended June 30, 1996 and 1995, respectively. The decrease in revenues is primarily attributable to the decrease in rental income. In 1996, rental income decreased by approximately $483,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $252,000 of rents generated from equipment purchased since the second quarter of 1995.

    Expenses were $502,127 and $737,081 for the three months ended June 30, 1996 and 1995, respectively, and $1,116,777 and $1,467,451 for the six months ended June 30, 1996 and 1995, respectively. Depreciation and amortization comprised 60% and 70% of total expenses during the second quarter of 1996 and 1995, respectively and 62% and 77% of total expenses for the six months ended June 30, 1996 and 1995, respectively. The decrease in expenses is directly related to the decrease in depreciation expense resulting from equipment which came off lease or was sold since the second quarter of 1995. Additionally, the Fund recognized a net gain on sale of equipment of $28,495 for the six months ended June 30, 1996 as compared to a net loss on sale of equipment of $68,483 for the six months ended June 30, 1995 which also contributed to the decrease in total expenses in 1996. However, the overall decrease in expenses in 1996 was reduced by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $273,383 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1996 as compared to $125,616 for the six months ended June 30, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was $93,552 and ($90,645) for the three months ended June 30, 1996 and 1995, respectively, and $22,023 and ($100,934) for the six months ended June 30, 1996 and 1995, respectively. The earnings(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $6.99 and ($5.86) based on a weighted average number of equivalent limited partnership units outstanding of 13,292 and 15,302 for the three months ended June 30, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were $1.52 and ($6.34) based on a weighted average number of equivalent limited partnership units outstanding of 13,507 and 15,751 for the six months ended June 30, 1996 and 1995, respectively.

     The Fund generated $474,066 and $563,807 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 1996 and 1995, respectively and distributed 8% and 37% of these amounts to partners during the second quarter of 1996 and 1995, respec-tively and 4% and 19% of these amounts to partners in July 1996 and 1995,

                  FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

respectively. For the six months ended June 30, 1996 and 1995, the Fund generated $954,715 and $1,218,567 of funds from operations and distributed 13% and 44% of these amounts to partners during the six months ended June 30, 1996 and 1995, respectively and 2% and 9% of these amounts to partners in July 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    During the six months ended June 30, 1996 and 1995, the Fund purchased equipment of $1,129,281 and $718,637, respectively. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 June 30, 1996

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




                        By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




                        By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)



































                                         11