Form 10-Q
period 1996-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1996-11-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                      Fidelity Leasing Income Fund VIII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2627143
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

                  Seven East Skippack Pike, Ambler, Pennsylvania  19002
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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1996                     1995
                                          ___________             ____________

Cash and cash equivalents                 $  607,480               $2,861,597

Accounts receivable                          266,344                  313,745

Interest receivable                           23,698                    4,259

Due from related parties                      60,986                   20,706

Equipment under operating leases
(net of accumulated depreciation
of $7,102,754 and $6,629,864
respectively)                              3,461,331                2,297,232

Equipment held for sale or lease             750,618                   97,853

Organization costs
(net of accumulated amortization of
$10,000 and $8,667, respectively)               -                       1,333
                                          __________               __________

       Total assets                       $5,170,457               $5,596,725
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   52,125               $   29,566

     Accounts payable and
      accrued expenses                        44,935                   50,909

     Due to related parties                     -                      87,475
                                          __________               __________
       Total liabilities                      97,060                  167,950

Partners' capital                          5,073,397                5,428,775
                                          __________               __________
           Total liabilities and
            partners' capital             $5,170,457               $5,596,725
                                          ==========               ==========





     The accompanying notes are an integral part of these financial statements.


                                         2

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1996      1995       1996        1995
                                       ____      ____       ____        ____

Income:
     Rentals                         $523,707  $558,943  $1,566,381  $1,832,746
     Interest                          25,929    41,997      92,227     133,765
     Gain on sale of equipment,
      net                               1,395      -         29,890        -
     Other                                897       233       2,230       1,179
                                     ________  ________  __________  __________

                                      551,928   601,173   1,690,728   1,967,690
                                     ________  ________  __________  __________

Expenses:
     Depreciation and amortization    311,084   454,152     998,888   1,579,554
     Write-down of equipment
      to net realizable value         131,657      -        405,040     125,616
     General and administrative         9,427    19,854      51,064      57,805
     General and administrative
      related party                    33,938    26,377     106,669      85,929
     Management fee to related party   20,875    22,108      62,097      72,555
     Loss on sale of equipment, net      -        1,938        -         70,421
                                     ________  ________  __________  __________

                                      506,981   524,429   1,623,758   1,991,880
                                     ________  ________  __________  __________

Net income (loss)                    $ 44,947  $ 76,744  $   66,970  $ (24,190)
                                     ========  ========  ==========  ==========


Net income (loss) per equivalent
  limited partnership unit           $   3.33  $   5.03  $     4.83  $   (1.56)
                                     ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           13,335    14,618      13,449      15,371
                                     ========  ========  ==========  ==========









     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1996

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1996         $(10,359)    22,812  $5,439,134    $5,428,775

Redemptions                          -        (1,008)   (237,348)     (237,348)

Cash distributions                 (1,850)      -       (183,150)     (185,000)

Net income (loss)                   2,050       -         64,920        66,970
                                 ________     ______  __________    __________

Balance, September 30, 1996      $(10,159)    21,804  $5,083,556    $5,073,397
                                 ========     ======  ==========    ==========




































     The accompanying notes are an integral part of these financial statements.



                                         4
                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1996 and 1995

                                     (Unaudited)
                                                          1996         1995
                                                          ____         ____
Cash flows from operating activities:
     Net income (loss)                                $   66,970    $  (24,190)
                                                      __________    __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation and amortization                       998,888     1,579,554
     Write-down of equipment to net
      realizable value                                   405,040       125,616
     (Gain) loss on sale of equipment, net               (29,890)       70,421
     (Increase) decrease in accounts receivable           47,401       245,261
     (Increase) decrease in interest receivable          (19,439)        7,671
     (Increase) decrease in due from related parties     (40,280)       (2,748)
     Increase (decrease) in lease rents paid
      in advance                                          22,559        (5,743)
     Increase (decrease) in accounts payable and
      accrued expenses                                    (5,974)       94,580
     Increase (decrease) in due to related parties       (87,475)        1,499
                                                      __________    __________
                                                       1,290,830     2,116,111
                                                      __________    __________

     Net cash provided by operating activities         1,357,800     2,091,921
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                         (3,389,929)     (897,705)
     Proceeds from sale of equipment                     200,360       427,924
                                                      __________    __________

     Net cash used in investing activities            (3,189,569)     (469,781)
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                             (237,348)     (149,455)
     Distributions                                      (185,000)     (954,003)
                                                      __________    __________

     Net cash used in financing activities              (422,348)   (1,103,458)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents (2,254,117)      518,682

     Cash and cash equivalents, beginning
      of period                                        2,861,597     2,005,306
                                                      __________    __________

     Cash and cash equivalents, end of period         $  607,480    $2,523,988
                                                      ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                         5

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1996

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1995 financial statements have been reclassified to conform to the presentation in 1996.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $405,040 and $125,616 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1996 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1996                           $  606,000
                           1997                            1,562,000
                           1998                            1,289,000
                           1999                              480,000
                                                          __________

                                                          $3,937,000
                                                          ==========









                                         6

                       FIDELITY LEASING INCOME FUND VIII, L.P.
                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distribu-tions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative com-pounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $55,244 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the nine months ended September 30, 1996.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended
    September 30, 1996 and 1995:

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                1996        1995        1996         1995
                                ____        ____        ____         ____

       Management fee         $20,875     $22,108     $ 62,097     $72,555
       Reimbursable costs      33,938      26,377      106,669      85,929
       Accrued sales fee         -            902         -         13,235

    Amounts due from related parties at September 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    The amount due to related parties at December 31, 1995 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $20,000 in October
    1996 for the month ended September 30, 1996, to all admitted partners as of September 30, 1996.



                                         7
                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $551,928 and $601,173 for the three months ended September 30, 1996 and 1995, respectively, and $1,690,728 and $1,967,690 for the nine months ended September 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 95% and 93% of total revenues for the third quarter of 1996 and 1995, respectively, and 93% of total revenues for both the nine months ended September 30, 1996 and 1995. The decrease in revenues is primarily attributable to the decrease in rental income. In 1996, rental income decreased by approximately $643,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $377,000 of rents generated from equipment purchased since the third quarter of 1995 as well as rental income earned on 1995 equipment purchases for which a full nine months of rent was earned in 1996 but only a portion of the nine months was earned in 1995. In addi-tion, interest income decreased in 1996 because of lower cash balances available for investment by the Fund during 1996 as compared to 1995.

    Expenses were $506,981 and $524,429 for the three months ended September 30, 1996 and 1995, respectively, and $1,623,758 and $1,991,880 for the nine months ended September 30, 1996 and 1995, respectively. Depreciation and amortization comprised 61% and 87% of total expenses during the third quarter of 1996 and 1995, respectively, and 62% and 79% of total expenses for the nine months ended September 30, 1996 and 1995, respectively. The decrease in expenses in 1996 is directly related to the decrease in depreciation expense resulting from equipment which came off lease or was sold. Additionally, the Fund recognized a net gain on sale of equipment of $29,890 during the nine months ended September 30, 1996 as compared to a net loss on sale of equipment of $70,421 for the nine months ended September 30, 1995 which also contributed to the decrease in total expenses in 1996. However, the overall decrease in expenses in 1996 was offset by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $405,040 and $125,616 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was $44,947 and $76,744 for the three months ended September 30, 1996 and 1995, respectively, and $66,970 and ($24,190) for the nine months ended September 30, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $3.33 and $5.03 based on a weighted average number of equivalent limited partnership units outstanding of 13,335 and 14,618 for the three months ended September 30 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were $4.83 and ($1.56) based on a weighted average number of equivalent limited partnership units outstanding of 13,449 and 15,371 for the nine months ended September 30, 1996 and 1995, respectively.

    The Fund generated $486,293 and $532,834 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 1996 and 1995, respectively and distributed 8% and 39% of these amounts to partners during the third quarter of 1996 and 1995, respec-

                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

tively and 4% and 20% of these amounts to partners in October 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the Fund generated $1,441,008 and $1,751,401 of funds from operations and distributed 13% and 48% of these amounts to partners during the nine months ended September 30, 1996 and 1995, respectively and 1% and 6% of these amounts to partners in October 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1996 and 1995, the Fund pur-chased $3,389,929 and $897,705, respectively, of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                 September 30, 1996

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

                       FIDELITY LEASING INCOME FUND VIII, L.P.




          11-13-96   By:  Freddie M. Kotek
          ________        _____________________________
          Date            Freddie M. Kotek
                          President of F. L. Partnership Management, Inc.
                          (Principal Operating Officer)




          11-13-96   By:  Marianne T. Schuster
          ________        _____________________________
          Date            Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VIII, L.P.




          _______          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          _______          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































                                         11