Form 10-K
period 1996-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1997-03-31
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1996

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-20131

                Fidelity Leasing Income Fund VIII, L.P.
______________________________________________________________________
         (Exact name of registrant as specified in its charter)

            Delaware                            23-2627143
______________________________________________________________________
    (State of Organization)      (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania            19002
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

The number of outstanding limited partnership units of the Registrant at December 31, 1996 is 21,695.

There is no public market for these securities.

The index of Exhibits is located on page 10.


                                  1
                                PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1990 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1996, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.




                                  2

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1996, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                  Purchase Price       Percentage of
Type of Equipment Acquired         of Equipment       Total Equipment

Communication Controllers           $  307,668             4.04%
Disk Storage Systems                 1,725,248            22.64
Network Communications                 581,794             7.63
Personal Computers, Terminals
 and Display Stations                2,693,427            35.34
Printers                             1,393,408            18.28
Tape Storage Systems                   910,063            11.94
Other                                    9,934             0.13
                                    __________           _______

        Totals                      $7,621,542           100.00%
                                    ==========           =======

                    Breakdown of Equipment Usage
                    By Industrial Classification

                                  Purchase Price       Percentage of
Type of Business                   of Equipment       Total Equipment

Computers/Data Processing           $  522,366             6.85%
Consumer Products/Retailing          1,329,900            17.45
Defense Contractors                    194,932             2.56
Diversified Financial/Banking/
 Insurance                             387,696             5.09
Manufacturing/Refining               2,567,887            33.69
Telephone/Telecommunications         1,949,988            25.59
Transportation                         668,773             8.77
                                    __________           _______

        Totals                      $7,621,542           100.00%
                                    ==========           =======

Average Initial Term of Leases (in months):  38

All of the above equipment is currently leased under operating leases.

Item 3.  LEGAL PROCEEDINGS

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




                                    3

                                 PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

         (b)  Number of Equity Security Holders:

                                                   Number of Partners
                  Title of Class               as of December 31, 1996

          Limited Partnership Interests                   943

          General Partnership Interest                      1

Item 6.  SELECTED FINANCIAL DATA
                                               For the Years Ended December 31,

                                    1996         1995         1994         1993       1992
Total Income                   $2,258,564   $2,543,493   $3,452,905	   $3,376,928  $ 2,574,789
Net Income (Loss)                  24,373     (137,721)     123,837      207,044      138,640
Distributions to Partners         225,000    1,105,691    1,307,741    1,377,737    1,273,195
Net Income (Loss) per Equivalent
  Limited Partnership Unit           1.62        (9.05)        6.16         9.12         5.47
Weighted Average Number of
 Equivalent Limited Partnership
 Units Outstanding During the Year 13,396       15,067       17,997       	21,200       22,921

                                                     December 31,

                                    1996         1995         1994          1993      1992
                                                            C>
Total Assets                   $5,071,493   $5,596,725   $6,966,272	   $8,619,625  $10,116,518
Equipment under Operating
 Leases and Equipment Held for
 Sale or Lease (Net)            3,572,350    2,395,085    4,323,766	    6,282,710    8,433,473
Limited Partnership
 Units                             21,695       22,812       23,223	       24,406       25,556
Limited Partners                      943          962          975          992        1,021


















                                     4
Item 7. Management's Discussion and Analysis of Financial Condition and Results
                of Operations

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $2,258,564, $2,543,493 and $3,452,905 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income from the leasing of computer equipment accounted for 96%, 93% and 90% of total revenues in 1996, 1995 and 1994, respectively. The decrease in total revenues in 1996 and 1995 was primarily attributable to a decrease in rental income. Rental income decreased by approximately $889,000 because of equipment which came off lease and was released at lower rental rates or sold. This decrease, however, was reduced by rental income of approximately $696,000 generated from equipment on operating leases purchased during 1996 as well as rental income earned from 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. In 1995, rental income decreased by approximately $1,022,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $272,000 generated from equipment on operating leases purchased during 1995 as well as rental income earned from 1994 equipment purchases for which a full year of rental income was earned in 1995 and only a partial year was earned in 1994. In addition, interest income decreased in 1996 because of lower cash balances available for investment by the Fund as well as lower interest rates earned in 1996. In 1995, interest income increased because of larger cash balances invested throughout the year which reduced the overall decrease in revenues.

     Expenses were $2,234,191, $2,681,214 and $3,329,068 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation and amortization comprised 62%, 75% and 83% of total expenses during the years ended
December 31, 1996, 1995 and 1994, respectively. The decrease in expenses in 1996 and 1995 was primarily related to a decrease in depreciation expense resulting from equipment which came off lease, terminated or was sold. Additionally, the Fund incurred a net loss on the sale of equipment of $12,612 for the year ended December 31, 1996 as compared to a net loss on sale of equipment of $132,290 for the year ended December 31, 1995 which also accounts for the decrease in total expenses in 1996. However, the overall decrease in expenses in 1996 was mitigated by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $536,697 and $207,780 was charged to operations to write down equipment to its estimated net realizable value during the years ended December 31, 1996 and 1995, respectively. In 1994, $257,662 was charged to write-down of equipment to net realizable value which contributed to the decrease in total expenses in 1995. Currently, the Fund's practice is to review the recoverability of its unde-preciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.





                                 5
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations(continued)

Results of Operations (Continued)

     The Fund's net income (loss) was $24,373, ($137,721) and $123,837 for the years ended December 31, 1996, 1995 and 1994, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $1.62, ($9.05) and $6.16 based on a weighted average number of equivalent limited partnership units outstanding of 13,396, 15,067 and 17,997 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Fund generated funds from operations of $1,950,783, $2,210,976 and $2,923,299, for the purpose of determining cash available for distribution, and distributed 12%, 45% and 45% to partners in 1996, 1995 and 1994, respectively and 2%, 0% and 4% of these amounts to partners in January and February 1997, 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1996, 1995 and 1994, the Fund purchased $3,389,929, $897,705 and $1,733,792 respectively, of equipment.

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


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.











                                     6

                              PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In February 1996, the Board of Directors resolved to change the name of the General Partner from Fidelity Leasing Corporation to F.L.
Partnership Management, Inc. (FLPMI). F.L. Partnership Management, Inc. is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 40, Chairman of the Board of Directors, President and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995.
     Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First
     Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 47, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 34, Director of FLPMI since September 1995 and Senior Vice President of Resource America Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 41, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 38, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 29, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.


















                                         7
Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1996:

          Name of Individual or      Capacities in
          Number in Group            Which Served          Compensation

           F.L. Partnership
           Management, Inc.          General Partner        $86,031(1)
                                                            =======

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1996, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1990, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Fund was charged by the General Partner $86,031 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.








                                     8
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)


     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $55,244 of sales fee accrued by the Fund in prior periods was recorded as part of the net gain (loss) on sale of equipment during the year ended December 31, 1996.

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During 1996, the General Partner received cash distributions of $2,250.

     The Fund incurred $149,847 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1996.





































                                        9
                                 PART IV

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



















                                 10
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FIDELITY LEASING INCOME FUND VIII, L.P.
                   A Delaware limited partnership

                   By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                        Freddie M. Kotek
                   By:  ___________________________
                        Freddie M. Kotek, Chairman
                        and President

Dated March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


Signature                 Title                            Date


Freddie M. Kotek
________________________  Chairman of the Board of Directors  3-26-97
Freddie M. Kotek          and President of F.L. Partnership
                          Management, Inc. (Principal Executive
                          Officer)



Michael L. Staines
________________________  Director of F.L. Partnership        3-26-97
Michael L. Staines        Management, Inc.



Marianne T. Schuster
________________________  Vice President and Controller       3-26-97
Marianne T. Schuster      of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)














                                 11

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Pages

Report of Independent Certified Public Accountants            F-2

Balance Sheets as of December 31, 1996 and 1995               F-3

Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994                         F-4

Statements of Partners' Capital for the years
     ended December 31, 1996, 1995 and 1994                   F-5

Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                         F-6

Notes to Financial Statements                                 F-7 - F-11












All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 10, 1997

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                          BALANCE SHEETS

                                              ASSETS

                                                         December 31,

                                                    1996             1995
Cash and cash equivalents                        $1,279,570       $2,861,597

Accounts receivable                                 216,696          313,745

Interest receivable                                    -               4,259

Due from related parties                              2,877           20,706

Equipment under operating leases
(net of accumulated depreciation of
$4,049,192 and $6,629,864)                        3,572,350        2,297,232

Equipment held for sale or lease                       -              97,853

Organization costs
(net of accumulated amortization of
$10,000 and $8,667)                                    -               1,333
                                                 __________       __________

     Total assets                                $5,071,493       $5,596,725
                                                 ==========       ==========

                             LIABILITIES AND PARTNERS' CAPITAL


Liabilities:


Lease rents paid in advance                      $   43,812         $  29,566

Accounts payable and accrued expenses                28,167            40,483

Due to related parties                                8,714            97,901
                                                 __________         _________

      Total liabilities                              80,693           167,950


Partners' capital                                 4,990,800         5,428,775
                                                 __________        __________
        Total liabilities and
         partners' capital                       $5,071,493        $5,596,725
                                                 ==========        ==========






   The accompanying notes are an integral part of these financial statements.

                             FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF OPERATIONS
                                                  For the years ended December 31,

                                              1996             1995            1994
Income:
Rentals                                    $2,165,342      $2,358,813       $3,108,535
Interest                                       83,499         180,388          106,701
Gain on sale of equipment, net                   -               -             236,013
Other                                           9,723           4,292            1,656
                                           __________      __________       __________

                                            2,258,564       2,543,493        3,452,905
                                           __________      __________       __________
Expenses:
Depreciation and amortization               1,377,101       2,008,627        2,777,813
Write-down of equipment to net
 realizable value                             536,697         207,780          257,662
General and administrative                     71,903          52,658           54,904
General and administrative to
 related party                                149,847         186,512          101,165
Management fee to related party                86,031          93,347          137,524
Loss on sale of equipment, net                 12,612         132,290             -
                                           __________      __________       __________

                                            2,234,191       2,681,214        3,329,068
                                           __________      __________       __________

Net income (loss)                          $   24,373      $ (137,721)      $  123,837
                                           ==========      ==========       ==========

Net income (loss) per equivalent
 limited partnership unit                  $     1.62      $    (9.05)      $     6.16
                                           ==========      ==========       ==========

Weighted average number of
 equivalent limited partnership
 units outstanding during the year             13,396          15,067           17,997
                                           ==========      ==========       ==========












   The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL
                 For the years ended December 31, 1996, 1995 and 1994


                                      General      Limited Partners
                                      Partner     Units       Amount            Total
                                      _______     __________________            _____
Balance, January 1, 1994              $ 2,130    24,406    $8,384,863        $8,386,993

Redemptions                              -       (1,183)     (381,447)         (381,447)

Cash distributions                    (13,077)     -       (1,294,664)       (1,307,741)

Net income                             13,022      -          110,815           123,837
                                      _______    ______    __________        __________
Balance, December 31, 1994              2,075    23,223     6,819,567         6,821,642

Redemptions                              -         (411)     (149,455)         (149,455)

Cash distributions                    (11,057)     -       (1,094,634)       (1,105,691)

Net income                             (1,377)     -         (136,344)         (137,721)
                                      _______    ______    __________        __________

Balance, December 31, 1995            (10,359)   22,812     5,439,134         5,428,775

Redemptions                              -       (1,117)     (237,348)         (237,348)

Cash distributions                     (2,250)     -         (222,750)         (225,000)

Net income                              2,650      -           21,723            24,373
                                      _______    ______    __________        __________

Balance, December 31, 1996           $( 9,959)   21,695    $5,000,759        $4,990,800
                                      =======    ======    ==========        ==========














   The accompanying notes are an integral part of these financial statements.












                                      F-5
                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,

                                                  1996          1995         1994
   Cash flows from operating activities:
      Net income (loss)                        $   24,373    $ (137,721)  $  123,837
                                               __________    __________   __________
      Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization             1,377,101     2,008,627    2,777,813
      Write-down of equipment to
       net realizable value                       536,697       207,780      257,662
      (Gain) loss on sale of equipment, net        12,612       132,290     (236,013)
      (Increase) decrease in accounts receivable   97,049       306,550     (612,248)
      (Increase) decrease in due from
       related parties                             17,829       (16,202)      95,437
      Increase (decrease) in lease
       rents paid in advance                       14,246       (21,301)     (20,788)
      Increase (decrease) in accounts
       payable and accrued expenses               (12,316)       (2,257)     (99,096)
      Increase (decrease) in due to
       related parties                            (89,187)       46,878       31,882
      Increase (decrease) in other, net             4,259         4,309       (3,616)
                                               __________    __________   __________

                                                1,958,290     2,666,674    2,191,033
                                               __________    __________   __________
      Net cash provided by operating
       activities                               1,982,663     2,528,953    2,314,870
                                               __________    __________   __________
   Cash flows from investing activities:
      Acquisition of equipment                 (3,389,929)     (897,705)  (1,733,792)
      Purchase of investment securities
       held to maturity                              -             -        (491,749)
      Maturity of investment securities
       held to maturity                              -             -         739,698
      Proceeds from sale of equipment             287,587       480,189      894,774
                                               __________    __________   __________

      Net cash used in investing activities    (3,102,342)     (417,516)    (591,069)
                                               __________    __________   __________
   Cash flows from financing activities:
      Distributions                              (225,000)   (1,105,691)  (1,307,741)
      Redemptions of capital                     (237,348)     (149,455)    (381,447)
                                               __________    __________   __________
      Net cash used in financing activities      (462,348)   (1,255,146)  (1,689,188)
                                               __________    __________   __________

      Increase (decrease) in cash and
       cash equivalents                        (1,582,027)      856,291       34,613

      Cash and cash equivalents,
       beginning of year                        2,861,597     2,005,306    1,970,693
                                               __________    __________   __________

      Cash and cash equivalents, end of year   $1,279,570    $2,861,597   $2,005,306
                                               ==========    ==========   ==========




The accompanying notes are an integral part of these financial statements.




                                      F-6
                 FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund VIII, L.P. (the "Fund") was formed on November 21, 1990. The General Partner of the Fund is F.L.Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations and networking equipment, which is leased to third parties throughout the United States on a short-term basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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

Organization Costs

Organization costs were amortized over a five year period.

                                      F-7
                 FIDELITY LEASING INCOME FUND VIII, L.P.

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

Statement of Cash Flows

For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $132,000, $82,000 and $208,000 or $9.85, $5.44 and $11.56 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1996, 1995 and 1994, respectively.


                                      F-8
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


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

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM and Silicon Graphics. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 22 to 48 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1996, 1995 and 1994, approximately $537,000, $208,000 and $258,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological develop-ments affecting the computer equipment industry in subsequent years.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:

                     1997                     $1,562,000
                     1998                      1,289,000
                     1999                        480,000
                                              __________
                                              $3,331,000
                                              ==========






                                      F-9

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

5.  RELATED PARTY TRANSACTIONS

The General Partner receives 4% or 2% of gross rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are non-cancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $55,244 of sales fee accrued by the Fund in prior periods was recorded as part of the net gain (loss) on sale of equipment during the year ended December 31, 1996.

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                    1996        1995          1994
     Management fee               $ 86,031    $ 93,347      $137,524
     Reimbursable costs            149,847     186,512       101,165

During 1996, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 and 1995 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1996 and 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.





                                    F-10
                    FIDELITY LEASING INCOME FUND VIII, L.P.

                   NOTES TO FINANCIAL STATEMENTS (Continued)

6.  MAJOR CUSTOMERS

For the year ended December 31, 1996, three customers accounted for approximately 17%, 14% and 12% of the Fund's rental income. For the year ended December 31, 1995, one customer accounted for approximately 27%, and two customers generated approximately 13% each of the Fund's rental income. For the year ended December 31, 1994, three customers accounted for approximately 26%, 20% and 12% of the Fund's rental income.


7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended           1996           1995          1994
          March              $ 65,000       $  322,139    $  338,292
          June                 60,000          316,542       323,517
          September            60,000          315,321       323,160
          December             40,000          151,689       322,772
                             ________       __________    __________

                             $225,000       $1,105,691    $1,307,741
                             ========       ==========    ==========

In addition, the General Partner declared and paid a cash distribution of $20,000 in both January and February 1997 for the months ended
November 30 and December 31, 1996 to all admitted partners as of November 30 and December 31, 1996.





















                                 F-11































                                 F-12