Form 10-Q
period 1997-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1997-05-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1997                     1996
                                           ________                 ________

Cash and cash equivalents                 $1,761,842               $1,279,570

Accounts receivable                          210,970                  216,696

Due from related parties                      13,794                    2,877

Equipment under operating leases
(net of accumulated depreciation
of $4,311,229 and $6,491,645,
respectively)                              3,211,006                3,572,350
                                          __________               __________

       Total assets                       $5,197,612               $5,071,493
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  139,865               $   43,812

     Accounts payable and
      accrued expenses                        22,058                   28,167

     Due to related parties                      942                    8,714
                                          __________               __________

       Total liabilities                     162,865                   80,693

Partners' capital                          5,034,747                4,990,800
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,197,612               $5,071,493
                                          ==========               ==========




The accompanying notes are an integral part of these financial statements.











                                       2
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                    1997              1996
                                                  ________          ________

Income:
     Rentals                                      $494,603          $547,109
     Interest                                       20,899            25,905
     Gain on sale of equipment, net                 10,225              -
     Other                                             575               473
                                                  ________          ________

                                                   526,302           573,487
                                                  ________          ________

Expenses:
     Depreciation and amortization                 357,781           385,444
     Write-down of equipment to net
       realizable value                              3,563           136,368
     General and administrative                     12,945            32,177
     General and administrative to related
       party                                        28,282            39,027
     Management fee to related party                19,784            21,634
     Loss on sale of equipment, net                   -               30,366
                                                  ________          ________

                                                   422,355           645,016
                                                  ________          ________

Net income (loss)                                 $103,947          $(71,529)
                                                  ========          ========


Net income (loss) per equivalent
  limited partnership unit                        $   7.84          $  (5.16)
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,131            13,721
                                                  ========          ========











The accompanying notes are an integral part of these financial statements.


                                      3


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1997         $(9,959)    21,695   $5,000,759    $4,990,800

Cash distributions                  (600)      -         (59,400)      (60,000)

Net income                         1,039       -         102,908       103,947
                                 _______     ______   __________    __________

Balance, March 31, 1997          $(9,520)    21,695   $5,044,267    $5,034,747
                                 =======     ======   ==========    ==========





































The accompanying notes are an integral part of these financial statements.



                                       4
                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1997 and 1996

                                  (Unaudited)

                                                         1997          1996
                                                      __________    __________
Cash flows from operating activities:
     Net income (loss)                                $  103,947    $  (71,529)
                                                      __________    __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation and amortization                       357,781       385,444
     Write-down of equipment to net realizable value       3,563       136,368
     (Gain) loss on sale of equipment, net               (10,225)       30,366
     (Increase) decrease in accounts receivable            5,726       (19,951)
     (Increase) decrease in due from related parties     (10,917)      (80,629)
     Increase (decrease) in lease rents paid
      in advance                                          96,053          (598)
     Increase (decrease) in due to related parties        (7,772)      (31,830)
     Increase (decrease) in accounts payable and
      accrued expenses                                    (6,109)       38,424
     Increase (decrease) in other, net                      -            4,136
                                                      __________    __________
                                                         428,100       461,730
                                                      __________    __________

     Net cash provided by operating activities           532,047       390,201
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                                -      (1,129,280)
     Proceeds from sale of equipment                      10,225       134,281
                                                      __________    __________

     Net cash provided by (used in)
      investing activities                                10,225      (994,999)
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                                   -       (226,132)
     Distributions                                       (60,000)      (65,000)
                                                      __________    __________

     Net cash used in financing activities               (60,000)     (291,132)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents    482,272      (895,930)

     Cash and cash equivalents, beginning
      of period                                        1,279,570     2,861,597
                                                      __________    __________

     Cash and cash equivalents, end of period         $1,761,842    $1,965,667
                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                       5
                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1996 financial statements have been reclassified to conform to the presentation in 1997.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $3,563 and $136,368 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1997 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1997                          $1,309,000
                           1998                           1,306,000
                           1999                             480,000
                                                         __________
                                                         $3,095,000
                                                         ==========

    Subsequent to March 31, 1997, the Fund purchased $656,670 of equipment subject to operating leases with initial lease terms of 36 months. The future approximate minimum rentals to be received on these noncancellable operating leases are $149,913 in 1997 and $199,884 in 1998 and $199,884 in
    1999 and $49,971 in 2000.

                    FIDELITY LEASING INCOME FUND VIII, L.P.

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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay this fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1997                 1996
                                             ________             ________

          Management fee                      $19,784              $21,634
          Reimbursable costs                   28,282               39,027

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1997 and December 31, 1996 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid two cash distributions of $20,000 each subsequent to March 31, 1997 for the months ended February 28 and March 31, 1997, to all admitted partners as of February 28 and March 31, 1997.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $526,302 and $573,487 for the three months ended March 31, 1997 and 1996, respectively. Rental income from the leasing of computer peripheral equipment accounted for 94% and 95% of total revenues for the first quarter of 1997 and 1996, respec-tively. The decrease in revenues is primarily attributable to the decrease in rental income. In 1997, rental income decreased by approximately $223,000 be-cause of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was mitigated by approximately $171,000 of rents generated from equipment purchased since the first quarter of 1996.

    Expenses were $422,355 and $645,016 for the three months ended March 31, 1997 and 1996, respectively. Depreciation and amortization comprised 85% and 60% of total expenses during the first quarter of 1997 and 1996, respectively. The decrease in expenses is partially related to the decrease in depreciation expense resulting from equipment which came off lease or was sold since the first quarter of 1996. Additionally, the decrease in expenses was due to a decrease in the write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $3,563 was charged to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1997 as compared to $136,368 for the three months ended March 31, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Furthermore, the Fund recorded a net gain on sale of equipment of $10,225 for the first quarter of 1997 and a net loss on sale of equipment of $30,366 for the first quarter of 1996 which contributed to the overall decrease in expenses between the first quarter of 1997 and 1996.

    The Fund's net income (loss) was $103,947 and ($71,529) for the three months ended March 31, 1997 and 1996, respectively. The income (loss) per equivalent limited partnership unit, after income (loss) allocated to the General Partner, was $7.84 and ($5.16) based on a weighted average number of equivalent limited partnership units outstanding of 13,131 and 13,721 for the three months ended March 31, 1997 and 1996, respectively.

    The Fund generated $455,066 and $480,649 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1997 and 1996, respectively and distributed 4% and 14% of these amounts to partners during the first quarter of 1997 and 1996, respec-tively and 9% and 4% of these amounts to partners subsequent to March 31, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



ANALYSIS OF FINANCIAL CONDITION

    During the three months ended March 31, 1997, the Fund made no purchases of equipment. During the three months ended March 31, 1996, the Fund purchased $1,129,280 of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    Subsequent to March 31, 1997, the Fund purchased $656,670 of equipment for lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 1997

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-14-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            5-14-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)