Form 10-Q
period 1997-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1997-08-27
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                    Fidelity Leasing Income Fund VIII, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2627143
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7004 W. Butler Pike, Ambler, Pennsylvania     19002
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

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1997                     1996
                                           ________                 ________

Cash and cash equivalents                 $1,490,834               $1,279,570

Accounts receivable                          239,704                  216,696

Due from related parties                        -                       2,877

Equipment under operating leases
(net of accumulated depreciation
of $4,131,926 and $6,491,645,
respectively)                              3,459,486                3,572,350

                                          __________               __________
       Total assets                       $5,190,024               $5,071,493
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  116,719               $   43,812

     Accounts payable and
      accrued expenses                        22,160                   28,167

     Due to related parties                     -                       8,714
                                          __________               __________
       Total liabilities                     138,879                   80,693

Partners' capital                          5,051,145                4,990,800
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,190,024               $5,071,493
                                          ==========               ==========














The accompanying notes are an integral part of these financial statements.



                                       2

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  1997          1996       1997        1996
                                  ____          ____       ____        ____

Income:
     Rentals                    $503,991      $495,565  $  998,594  $1,042,674
     Interest                     19,553        40,393      40,452      66,298
     Gain on sale of equipment,
      net                         43,552        58,861      53,777      28,495
     Other                           456           860       1,031       1,333
                                ________      ________  __________  __________

                                 567,552       595,679   1,093,854   1,138,800
                                ________      ________  __________  __________

Expenses:
     Depreciation and
      amortization               404,627       302,360     762,408     687,804
     Write-down of equipment
      to net realizable value      3,563       137,015       7,126     273,383
     General and administrative   16,956         7,512      29,901      39,689
     General and administrative
      to related party            25,848        35,652      54,130      74,679
     Management fee to related
      party                       20,160        19,588      39,944      41,222
                                ________      ________  __________  __________

                                 471,154       502,127     893,509   1,116,777
                                ________      ________  __________  __________

Net income                      $ 96,398      $ 93,552  $  200,345  $   22,023
                                ========      ========  ==========  ==========


Net income per equivalent
  limited partnership unit      $   7.24      $   6.99  $    15.08  $     1.52
                                ========      ========  ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding
  during the period               13,182        13,292      13,150      13,507
                                ========      ========  ==========  ==========







The accompanying notes are an integral part of these financial statements.


                                      3

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1997

                                   (Unaudited)

                                  General      Limited Partners
                                  Partner      Units      Amount     Total
                                  _______     _____        ______    _____

Balance, January 1, 1997         $(9,959)     21,695   $5,000,759  $4,990,800

Cash distributions                (1,400)       -        (138,600)   (140,000)

Net income                         2,003        -         198,342     200,345
                                 _______      ______   __________  __________

Balance, June 30, 1997           $(9,356)     21,695   $5,060,501  $5,051,145
                                 =======      ======   ==========  ==========






































The accompanying notes are an integral part of these financial statements.


                                       4

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1997 and 1996

                                  (Unaudited)

                                                         1997          1996
                                                      __________    __________
Cash flows from operating activities:
     Net income                                       $  200,345    $   22,023
                                                      __________    __________
     Adjustments to reconcile net income
       to net cash provided by operating
      activities:
     Depreciation and amortization                       762,408       687,804
     Write-down of equipment to net realizable value       7,126       273,383
     Gain on sale of equipment, net                      (53,777)      (28,495)
     (Increase) decrease in accounts receivable          (23,008)      (64,443)
     (Increase) decrease in interest receivable             -          (19,439)
     (Increase) decrease in due from related parties       2,877       (20,489)
     Increase (decrease) in lease rents paid
      in advance                                          72,907        10,126
     Increase (decrease) in due to related party        (10,662)      (85,527)
     Increase (decrease) in other, net                    (4,059)        9,241
                                                      __________    __________
                                                         753,812       762,161
                                                      __________    __________

     Net cash provided by operating activities           954,157       784,184
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (656,670)   (1,129,281)
     Proceeds from sale of equipment                      53,777       194,161
                                                      __________    __________

     Net cash used in investing activities              (602,893)     (935,120)
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                                 -         (226,132)
     Distributions                                      (140,000)     (125,000)
                                                      __________    __________

     Net cash used in financing activities              (140,000)     (351,132)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents    211,264      (502,068)

     Cash and cash equivalents, beginning
      of period                                        1,279,570     2,861,597
                                                      __________    __________

     Cash and cash equivalents, end of period         $1,490,834    $2,359,529
                                                      ==========    ==========



The accompanying notes are an integral part of these financial statements.

                                       5
                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $7,126 and $273,383 was charged to write-down of equipment to net realizable value for the six months ended
    June 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1997 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1997                            $  907,000
                           1998                             1,506,000
                           1999                               680,000
                           2000                                50,000
                                                           __________
                                                           $3,143,000
                                                           ==========











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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1997 and 1996:

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                1997          1996        1997        1996
                                ____          ____        ____        ____

     Management fee           $20,160       $19,588     $39,944     $41,222
     Reimbursable costs        25,848        35,652      54,130      74,679

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at December 31, 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid a cash distribution of $20,000 subsequent to June 30, 1997 for the month ended June 30, 1997, to all admitted partners as of June 30, 1997.

                                        7
                      FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $567,552 and $595,679 for the three months ended June 30, 1997 and 1996, respectively, and $1,093,854 and $1,138,800 for the six months ended June 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 89% and 83% of total revenues for the second quarter of 1997 and 1996, respectively, and 91% and 92% of total revenues for the six months ended June 30, 1997 and 1996, respectively. The decrease in revenues is primarily attributable to the decrease in rental income. In 1997, rental income decreased by approximately $435,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $391,000 of rents generated from equipment purchased since the second quarter of 1996. Additionally, interest income decreased in 1997 as compared to 1996 because of lower cash balances available for invest-ment by the Fund in the current year. The Fund recognized a net gain on sale of equipment of $53,777 for the six months ended June 30, 1997 as compared to a net gain on sale of equipment of $28,495 for the six months ended June 30, 1996 which reduced the overall decrease in revenues in 1997.

    Expenses were $471,154 and $502,127 for the three months ended June 30, 1997 and 1996, respectively, and $893,509 and $1,116,777 for the six months ended June 30, 1997 and 1996, respectively. Depreciation and amortization comprised 86% and 60% of total expenses during the second quarter of 1997 and 1996, respectively and 85% and 62% of total expenses for the six months ended June 30, 1997 and 1996, respectively. The decrease in expenses is directly related to the decrease in the write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $7,126 was charged to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1997 as compared to $273,383 for the six months ended June 30, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The increase in depreciation expense in 1997 resulting from new equipment purchases made since June 1996 reduced the overall decrease in expenses in 1997.

    The Fund's net income was $96,398 and $93,552 for the three months ended June 30, 1997 and 1996, respectively, and $200,345 and $22,023 for the six months ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $7.24 and $6.99 based on a weighted average number of equivalent limited partnership units outstanding of 13,182 and 13,292 for the three months ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $15.08 and $1.52 based on a weighted average number of equivalent limited partnership units outstanding of 13,150 and 13,507 for the six months ended June 30, 1997 and 1996, respectively.

     The Fund generated $461,036 and $474,066 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 1997 and 1996, respectively and distributed 9% and 8% of these amounts to partners during the second quarter of 1997 and 1996, respec-tively and 4% of these amounts to partners subsequent to both June 1997 and 1996. For the six months ended June 30, 1997 and 1996, the Fund generated $916,102 and $954,715 of cash from operations and distributed 11% and 13% of

                  FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)


these amounts to partners during the six months ended June 30, 1997 and 1996, respectively and 2% of these amounts to partners subsequent to both June 1997 and 1996. For financial statement purposes, the Fund records cash distribu-tions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the six months ended June 30, 1997 and 1996, the Fund purchased equipment of $656,670 and $1,129,281, respectively. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 June 30, 1997

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8/11/97      By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            8/11/97      By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

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