Form 10-Q
period 1997-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1997-11-12
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1997                     1996
                                          ___________             ____________

Cash and cash equivalents                 $1,858,347               $1,279,570

Accounts receivable                          181,968                  216,696

Due from related parties                      15,600                    2,877

Equipment under operating leases
(net of accumulated depreciation
of $4,148,756 and $6,491,645,
respectively)                              3,209,974                3,572,350
                                          __________               __________

       Total assets                       $5,265,889               $5,071,493
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   94,426               $   43,812

     Accounts payable and
      accrued expenses                        14,775                   28,167

     Due to related parties                    7,015                    8,714
                                          __________               __________

       Total liabilities                     116,216                   80,693

Partners' capital                          5,149,673                4,990,800
                                          __________               __________
           Total liabilities and
            partners' capital             $5,265,889               $5,071,493
                                          ==========               ==========











     The accompanying notes are an integral part of these financial statements.




                                         2

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1997      1996       1997        1996
                                       ____      ____       ____        ____

Income:
     Rentals                         $489,977  $523,707  $1,488,571  $1,566,381
     Interest                          22,602    25,929      63,054      92,227
     Gain on sale of equipment,
      net                              89,113     1,395     142,890      29,890
     Other                              1,054       897       2,085       2,230
                                     ________  ________  __________  __________

                                      602,746   551,928   1,696,600   1,690,728
                                     ________  ________  __________  __________

Expenses:
     Depreciation and amortization    393,428   311,084   1,155,836     998,888
     Write-down of equipment
      to net realizable value           6,743   131,657      13,869     405,040
     General and administrative        17,957     8,453      47,858      48,142
     General and administrative to
      related party                    26,491    34,912      80,621     109,591
     Management fee to related party   19,599    20,875      59,543      62,097
                                     ________  ________  __________  __________

                                      464,218   506,981   1,357,727   1,623,758
                                     ________  ________  __________  __________

Net income                           $138,528  $ 44,947  $  338,873  $   66,970
                                     ========  ========  ==========  ==========


Net income per equivalent
  limited partnership unit           $  10.28  $   3.33  $    25.39  $     4.83
                                     ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           13,341    13,335      13,214      13,449
                                     ========  ========  ==========  ==========










     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1997

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1997          $(9,959)    21,695  $5,000,759    $4,990,800

Cash distributions                 (1,800)      -       (178,200)     (180,000)

Net income                          3,389       -        335,484       338,873
                                  _______     ______  __________    __________

Balance, September 30, 1997       $(8,370)    21,695  $5,158,043    $5,149,673
                                  =======     ======  ==========    ==========





































     The accompanying notes are an integral part of these financial statements.



                                         4
                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1997 and 1996

                                     (Unaudited)
                                                          1997         1996
                                                          ____         ____
Cash flows from operating activities:
     Net income                                       $  338,873    $   66,970
                                                      __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                     1,155,836       998,888
     Write-down of equipment to net
      realizable value                                    13,869       405,040
     Gain on sale of equipment, net                     (142,890)      (29,890)
     (Increase) decrease in accounts receivable           34,728        47,401
     (Increase) decrease in interest receivable             -          (19,439)
     (Increase) decrease in due from related parties     (12,723)      (40,280)
     Increase (decrease) in lease rents paid
      in advance                                          50,614        22,559
     Increase (decrease) in accounts payable and
      accrued expenses                                   (13,392)       (8,896)
     Increase (decrease) in due to related parties        (1,699)      (84,553)
                                                      __________    __________
                                                       1,084,343     1,290,830
                                                      __________    __________

     Net cash provided by operating activities         1,423,216     1,357,800
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (807,329)   (3,389,929)
     Proceeds from sale of equipment                     142,890       200,360
                                                      __________    __________

     Net cash used in investing activities              (664,439)   (3,189,569)
                                                      __________    __________

Cash flows from financing activities:
     Redemptions of capital                                 -         (237,348)
     Distributions                                      (180,000)     (185,000)
                                                      __________    __________

     Net cash used in financing activities              (180,000)     (422,348)
                                                      __________    __________

     Increase (decrease) in cash and cash equivalents    578,777    (2,254,117)

     Cash and cash equivalents, beginning
      of period                                        1,279,570     2,861,597
                                                      __________    __________

     Cash and cash equivalents, end of period         $1,858,347    $  607,480
                                                      ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                         5

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 36 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $13,869 and $405,040 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1997 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1997                           $  453,000
                           1998                            1,572,000
                           1999                              696,000
                           2000                               81,000
                                                          __________

                                                          $2,802,000
                                                          ==========









                                         6

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distribu-tions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1997 and 1996:

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                1997        1996        1997         1996
                                ____        ____        ____         ____

       Management fee         $19,599     $20,875     $59,543     $ 62,097
       Reimbursable costs      26,491      34,912      80,621      109,591

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1997 and December 31, 1996 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $20,000 subsequent to September 30, 1997 for the month ended September 30, 1997, to all admitted partners as of September 30, 1997.



                                         7
                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $602,746 and $551,928 for the three months ended September 30, 1997 and 1996, respectively, and $1,696,600 and $1,690,728 for the nine months ended September 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 81% and 95% of total revenues for the third quarter of 1997 and 1996, respectively, and 88% of total revenues for the nine months ended September 30, 1997 and 93% of total revenues for the nine months ended September 30, 1996. The increase in revenues is primarily attributable to the increase in net gain on sale of equipment. The Fund recognized a net gain on sale of equipment of $142,890 and $29,890 for the nine months ended
September 30, 1997 and 1996, respectively. However, the decrease in rental income served to mitigate the majority of this increase in revenues. In 1997, rental income decreased by approximately $656,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $578,000 of rents generated from equipment purchased since the third quarter of 1996 as well as rental income earned on 1996 equipment purchases for which a full nine months of rent was earned in 1997 but only a portion of the nine months was earned in 1996. In addition, interest income decreased in 1997 because of lower cash balances available for investment by the Fund during 1997 as compared to 1996.

    Expenses were $464,218 and $506,981 for the three months ended
September 30, 1997 and 1996, respectively, and $1,357,727 and $1,623,758 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation and amortization comprised 85% and 61% of total expenses during the third quarter of 1997 and 1996, respectively, and 85% and 62% of total expenses for the nine months ended September 30, 1997 and 1996, respectively. The decrease in expenses in 1997 is directly related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $13,869 and $405,040 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. However, the overall decrease in expenses was reduced by an increase in depreciation and amortization of $157,000 because of new equipment acquired in 1997 as well as equipment purchased in 1996 that had a full nine months of depreciation in 1997 and only a portion of the nine months in 1996.

    The Fund's net income was $138,528 and $44,947 for the three months ended September 30, 1997 and 1996, respectively, and $338,873 and $66,970 for the nine months ended September 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.28 and $3.33 based on a weighted average number of equivalent limited partnership units outstanding of 13,341 and 13,335 for the three months ended September 30 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $25.39 and $4.83 based on a weighted average number of equivalent limited partnership units outstanding of 13,214 and 13,449 for the nine months ended September 30, 1997 and 1996, respectively.





                                         8
                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated $449,586 and $486,293 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 1997 and 1996, respectively and distributed 8% and 8% of these amounts to partners during the third quarter of 1997 and 1996, respec-tively and 4% and 4% of these amounts to partners in October 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Fund generated $1,365,688 and $1,441,008 of funds from operations and distributed 13% and 13% of these amounts to partners during the nine months ended September 30, 1997 and 1996, respectively and 1% and 1% of these amounts to partners in October 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1997 and 1996, the Fund pur-chased $807,329 and $3,389,929, respectively, of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.






























                                        9
Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                 September 30, 1997

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






































                                         10



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VIII, L.P.




          11/11/97   By:
          ________        _____________________________
          Date            Freddie M. Kotek
                          President of F. L. Partnership Management, Inc.
                          (Principal Operating Officer)




          11/11/97   By:
          ________        _____________________________
          Date            Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)



































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