Form 10-K
period 1997-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1998-03-27
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

      3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
______________________________________________________________________
    (Address of principal executive offices)           (Zip Code)

                         (215) 574-1636
______________________________________________________________________
         (Registrant's telephone number, including area code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 1997 is 21,695.

There is no public market for these securities.

The index of Exhibits is located on page 10.

                                PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1990 and acquires equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1997, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1997, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                  Purchase Price       Percentage of
Type of Equipment Acquired         of Equipment       Total Equipment

Disk Storage Systems                $1,723,042            22.62%
Network Communications                  35,985             0.46
Printers                             1,387,709            18.22
Tape Storage Systems                   910,062            11.95
Technical Workstations               3,340,469            43.85
Other                                  220,700             2.90
                                    __________           ______

        Totals                      $7,617,967           100.00%
                                    ==========           ======

                    Breakdown of Equipment Usage
                    By Industrial Classification

                                  Purchase Price       Percentage of
Type of Business                   of Equipment       Total Equipment

Computers/Data Processing           $  742,572             9.75%
Consumer Products/Retailing          1,986,570            26.07
Defense Contractors                    194,932             2.56
Diversified Financial/Banking/
 Insurance                             387,696             5.09
Manufacturing/Refining               2,583,155            33.91
Telephone/Telecommunications         1,054,269            13.84
Transportation                         668,773             8.78
                                    __________           ______

        Totals                      $7,617,967           100.00%
                                    ==========           ======

Average Initial Term of Leases (in months):  36

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

         (b)  Number of Equity Security Holders:

                                                   Number of Partners
                  Title of Class               as of December 31, 1997

          Limited Partnership Interests                 942

          General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                               For the Years Ended December 31,

                                   1997        1996         1995         1994         1993
Total Income                   $2,273,084   $2,258,564   $2,543,493	   $3,452,905   $3,376,928
Net Income (Loss)                 382,297       24,373     (137,721)     123,837      207,044
Distributions to Partners         240,000      225,000    1,105,691    1,307,741    1,377,737
Net Income (Loss) per Equivalent
  Limited Partnership Unit          28.53         1.62        (9.05)        6.16         9.12
Weighted Average Number of
 Equivalent Limited Partnership
 Units Outstanding During the Year 13,264       13,396       15,067       	17,997       21,200

                                                     December 31,

                                   1997        1996         1995         1994         1993
                                                            C>
Total Assets                   $5,276,226   $5,071,493   $5,596,725   $6,966,272   $8,619,625
Equipment under Operating
 Leases and Equipment Held for
 Sale or Lease (Net)            3,014,540    3,572,350    2,395,085	    4,323,766    6,282,710
Limited Partnership
 Units                             21,695       21,695       22,812	       23,223       24,406
Limited Partners                      942          943          962          975          992

Item 7. Management's Discussion and Analysis of Financial Condition and Results
                of Operations

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $2,273,084, $2,258,564 and $2,543,493 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income from the leasing of computer equipment accounted for 90%, 96% and 93% of total revenues in 1997, 1996 and 1995, respectively. The increase in total revenues in 1997 was a direct result of the increase in net gain on sale of equipment. For the twelve months ended December 31, 1997, $142,890 of net gain on sale of equipment was recognized by the Fund as compared to $-0- for both years ended December 31, 1996 and 1995. However, the decrease in rental income in both 1997 and 1996 reduced the overall increase in revenues in 1997 and contributed to the overall decrease in revenues in 1996. Rental income decreased in 1997 by approximately $834,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by rental income of approximately $708,000 generated from equipment on operating leases purchased during 1997 as well as rental income earned from 1996 equipment purchases for which a full year of rental income was earned in 1997 and only a partial year was earned in 1996. In 1996, rental income decreased by approximately
$889,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $696,000 generated from equipment on operating leases purchased during 1996 as well as rental income earned from 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. In addition, in 1996, interest income decreased because of lower cash balances invested throughout the year which also accounts for the overall decrease in revenues from 1995.

     Expenses were $1,890,787, $2,234,191 and $2,681,214 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation and amortization comprised 84%, 62% and 75% of total expenses during the years ended
December 31, 1997, 1996 and 1995, respectively. The decrease in total expenses in 1997 was primarily related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $32,282, $536,697 and $207,780 was charged to operations to write down equipment to its estimated net realizable value during the years ended December 31, 1997, 1996 and 1995, respectively. The fluctuation in this account during these years caused the decrease in total expenses in 1997 and reduced the decrease in total expenses in 1996.
Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, depreciation expense increased in 1997 because of equipment purchases made during the current year and depreciation recorded on equipment purchased in 1996 for which a full year of depreciation expense was taken in 1997 and only a partial year was taken in 1996. This increase lowered the amount of the decrease in total expenses in 1997. Conversely, depreciation expense decreased in 1996 as compared to 1995 resulting from equipment which came off lease, terminated or was sold in 1996.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations(continued)

Results of Operations (Continued)

This decrease in depreciation expense accounted for the decrease in overall expenses from 1995 to 1996. Furthermore, the Fund incurred a net loss on sale of equipment of $12,612 and $132,290 for the years ended December 31, 1996 and 1995. There was no charge to net loss on sale of equipment for the year ended December 31, 1997. The decrease in this account contributed to the decrease in total expenses in 1997 and 1996, as well.

     The Fund's net income (loss) was $382,297, $24,373 and ($137,721) for the years ended December 31, 1997, 1996 and 1995, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $28.53, $1.62 and ($9.05) based on a weighted average number of equivalent limited partnership units outstanding of 13,264, 13,396 and 15,067 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Fund generated cash from operations of $1,863,778, $1,950,783 and $2,210,976, for the purpose of determining cash available for distribution, and distributed 11%, 12% and 45% to partners in 1997, 1996 and 1995, respectively and 2%, 2% and 0% of these amounts to partners in January and February 1998, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1997, 1996 and 1995, the Fund purchased $1,066,561, $3,389,929 and $897,705 respectively, of equipment.

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


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                               PART III


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 41, Chairman of the Board of Directors, President and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995.
     Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First
     Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 48, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 35, Director of FLPMI since September 1995 and Senior Vice President of Resource America Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 42, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 39, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 30, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1997:

          Name of Individual or      Capacities in
          Number in Group            Which Served          Compensation

           F.L. Partnership
           Management, Inc.          General Partner        $81,039(1)
                                                            =======

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1997, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, the Fund was charged by the General Partner $81,039 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During 1997, the General Partner received cash distributions of $2,400.

     The Fund incurred $124,149 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1997.

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

Dated March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


Signature                 Title                            Date


Freddie M. Kotek
________________________  Chairman of the Board of Directors  3-26-98
Freddie M. Kotek          and President of F.L. Partnership
                          Management, Inc. (Principal Executive
                          Officer)



Michael L. Staines
________________________  Director of F.L. Partnership        3-26-98
Michael L. Staines        Management, Inc.



Marianne T. Schuster
________________________  Vice President and Controller       3-26-98
Marianne T. Schuster      of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Pages

Report of Independent Certified Public Accountants            F-2

Balance Sheets as of December 31, 1997 and 1996               F-3

Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                         F-4

Statements of Partners' Capital for the years ended
     December 31, 1997, 1996 and 1995                         F-5

Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                         F-6

Notes to Financial Statements                                 F-7 - F-11












All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Fund's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 17, 1998

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                          BALANCE SHEETS

                                              ASSETS

                                                         December 31,

                                                    1997             1996
Cash and cash equivalents                        $2,022,967        $1,279,570

Accounts receivable                                 154,812           216,696

Due from related parties                             83,907             2,877

Equipment under operating leases
(net of accumulated depreciation of
$4,603,427 and $4,049,192)                        3,014,540         3,572,350

                                                 __________        __________

     Total assets                                $5,276,226        $5,071,493
                                                 ==========        ==========

                             LIABILITIES AND PARTNERS' CAPITAL


Liabilities:


Lease rents paid in advance                      $   82,510        $   43,812

Accounts payable and accrued expenses                52,701            28,167

Due to related parties                                7,918             8,714
                                                 __________         _________

      Total liabilities                             143,129            80,693


Partners' capital                                 5,133,097         4,990,800
                                                 __________        __________
        Total liabilities and
         partners' capital                       $5,276,226        $5,071,493
                                                 ==========        ==========

















   The accompanying notes are an integral part of these financial statements.

                             FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF OPERATIONS
                                                  For the years ended December 31,

                                              1997            1996             1995
Income:
Rentals                                    $2,039,604      $2,165,342       $2,358,813
Interest                                       88,212          83,499          180,388
Gain on sale of equipment, net                142,890            -                -
Other                                           2,378           9,723            4,292
                                           __________      __________       __________

                                            2,273,084       2,258,564        2,543,493
                                           __________      __________       __________
Expenses:
Depreciation and amortization               1,592,089       1,377,101        2,008,627
Write-down of equipment to net
 realizable value                              32,282         536,697          207,780
General and administrative                     61,228          71,903           52,658
General and administrative to
 related party                                124,149         149,847          186,512
Management fee to related party                81,039          86,031           93,347
Loss on sale of equipment, net                   -             12,612          132,290
                                           __________      __________       __________

                                            1,890,787       2,234,191        2,681,214
                                           __________      __________       __________

Net income (loss)                          $  382,297      $   24,373       $ (137,721)
                                           ==========      ==========       ==========

Net income (loss) per equivalent
 limited partnership unit                  $    28.53      $     1.62       $    (9.05)
                                           ==========      ==========       ==========

Weighted average number of
 equivalent limited partnership
 units outstanding during the year             13,264          13,396           15,067
                                           ==========      ==========       ==========



















   The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL
                 For the years ended December 31, 1997, 1996 and 1995


                                      General      Limited Partners
                                      Partner     Units       Amount            Total
                                      _______     __________________            _____
Balance, January 1, 1995             $  2,075   $23,223    $6,819,567        $6,821,642

Redemptions                              -         (411)     (149,455)         (149,455)

Cash distributions                    (11,057)     -       (1,094,634)       (1,105,691)

Net loss                               (1,377)     -         (136,344)         (137,721)
                                      _______    ______    __________        __________

Balance, December 31, 1995            (10,359)   22,812     5,439,134         5,428,775

Redemptions                              -       (1,117)     (237,348)         (237,348)

Cash distributions                     (2,250)     -         (222,750)         (225,000)

Net income                              2,650      -           21,723            24,373
                                      _______    ______    __________        __________

Balance, December 31, 1996             (9,959)   21,695     5,000,759         4,990,800

Cash distributions                     (2,400)     -         (237,600)         (240,000)

Net income                              3,823      -          378,474           382,297
                                      _______    ______    __________        __________

Balance, December 31, 1997            $(8,536)   21,695    $5,141,633        $5,133,097
                                      =======    ======    ==========        ==========




















   The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                     STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,

                                                  1997          1996         1995
   Cash flows from operating activities:
      Net income (loss)                        $  382,297    $   24,373  $ (137,721)
                                               __________    __________   __________
      Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization             1,592,089     1,377,101    2,008,627
      Write-down of equipment to
       net realizable value                        32,282       536,697      207,780
      (Gain) loss on sale of equipment, net      (142,890)       12,612      132,290
      (Increase) decrease in accounts receivable   61,884        97,049      306,550
      (Increase) decrease in due from
       related parties                            (81,030)       17,829      (16,202)
      Increase (decrease) in lease
       rents paid in advance                       38,698        14,246      (21,301)
      Increase (decrease) in accounts
       payable and accrued expenses                24,534       (12,316)      (2,257)
      Increase (decrease) in due to
       related parties                               (796)      (89,187)      46,878
      Increase (decrease) in other, net              -            4,259        4,309
                                               __________    __________   __________

                                                1,524,771     1,958,290    2,666,674
                                               __________    __________   __________
      Net cash provided by operating
       activities                               1,907,068     1,982,663    2,528,953
                                               __________    __________   __________
   Cash flows from investing activities:
      Acquisition of equipment                 (1,066,561)   (3,389,929)    (897,705)
      Proceeds from sale of equipment             142,890       287,587      480,189
                                               __________    __________   __________

      Net cash used in investing activities      (923,671)   (3,102,342)    (417,516)
                                               __________    __________   __________
   Cash flows from financing activities:
      Distributions                              (240,000)     (225,000)  (1,105,691)
      Redemptions of capital                         -         (237,348)    (149,455)
                                               __________    __________   __________
      Net cash used in financing activities      (240,000)     (462,348)  (1,255,146)
                                               __________    __________   __________

      Increase (decrease) in cash and
       cash equivalents                           743,397    (1,582,027)     856,291

      Cash and cash equivalents,
       beginning of year                        1,279,570     2,861,597    2,005,306
                                               __________    __________   __________

      Cash and cash equivalents, end of year   $2,022,967    $1,279,570   $2,861,597
                                               ==========    ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                 FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund VIII, L.P. (the "Fund") was formed on November 21, 1990. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations and networking equipment, which is leased to third parties throughout the United States on a short-term basis.

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

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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

                FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization Costs

Organization costs were amortized over a five year period.

Accounting for Leases

The Fund's leasing operations consist of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $18,000, $132,000 and $82,000 or $1.36, $9.85 and $5.44 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1997, 1996 and 1995, respectively.

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

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM and Silicon Graphics. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 48 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1997, 1996 and 1995, approximately $32,000, $537,000 and $208,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological develop-ments affecting the computer equipment industry in subsequent years.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

4.  EQUIPMENT LEASED (Continued)

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:

                     1998                     $1,692,000
                     1999                        778,000
                     2000                         81,000
                                              __________
                                              $2,551,000
                                              ==========

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

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                    1997        1996          1995
     Management fee               $ 81,039    $ 86,031      $ 93,347
     Reimbursable costs            124,149     149,847       186,512

                    FIDELITY LEASING INCOME FUND VIII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

During 1997, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1997 and 1996 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

Amounts due to related parties at December 31, 1997 and 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1997, three customers accounted for approximately 29%, 15% and 13% of the Fund's rental income. For the year ended December 31, 1996, three customers accounted for approximately 17%, 14% and 12% of the Fund's rental income. For the year ended December 31, 1995, one customer accounted for approximately 27% and two customers generated approximately 13% each of the Fund's rental income.


7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended           1997           1996          1995
          March              $ 60,000        $ 65,000     $  322,139
          June                 80,000          60,000        316,542
          September            40,000          60,000        315,321
          December             60,000          40,000        151,689
                             ________       __________    __________

                             $240,000        $225,000     $1,105,691
                             ========       =========     ==========

In addition, the General Partner declared and paid a cash distribution of $20,000 in both January and February 1998 for the months ended
November 30 and December 31, 1997 to all admitted partners as of November 30 and December 31, 1997.