Form 10-Q
period 1998-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1998-05-15
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 574-1636
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 10
Part I:  Financial Information
Item 1:  Financial Statements

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                           March 31,               December 31,
                                             1998                     1997
                                          ___________              ___________

Cash and cash equivalents                  $2,294,854               $2,022,967

Accounts receivable                            77,929                  	154,812

Due from related parties                       59,606                   83,907

Equipment under operating leases
(net of accumulated depreciation
of $5,026,292 and $4,603,427,
respectively)                               2,820,389                3,014,540

Equipment held for sale or lease               24,460                    -
                                           __________               __________


       Total assets                        $5,277,238               $	5,276,226
                                           ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $ 	  63,827               $   82,510

     Accounts payable and
      accrued expenses                         43,652                   52,701

     Due to related parties                     4,396                    7,918
                                           __________               __________

       Total liabilities	111,875	 143,129

Partners' capital
                                            5,165,363                5,133,097
                                           __________               __________
Total liabilities and
        partners' capital                  $5,277,238               $5,276,226
                                           ==========               ==========




The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                    1998              1997
                                                  _________          _______

Income:
     Rentals                                      $ 543,106         $494,603
     Interest                                        26,480           20,899
     Gain on sale of equipment, net                    -              10,225
     Other                                              534              575
                                                  _________         ________

                                                    570,120          526,302
                                                  _________         ________

Expenses:
     Depreciation                                   425,412          357,781
     Write-down of equipment to net
       realizable value                                 -              3,563
     General and administrative                      20,319           12,945
     General and administrative to related
       party                                         30,242           28,282
     Management fee to related party                 21,881           19,784
                                                  _________         ________

                                                    497,854          422,355
                                                  _________         ________

Net income                                        $  72,266         $103,947
                                                  =========         ========


Net income per equivalent
  limited partnership unit                        $    5.35         $   7.84
                                                  =========         ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                13,374           13,131
                                                  =========         ========











The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1998

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1998         $(8,536)    21,695   $5,141,633    $5,133,097

Cash distributions                  (400)       -        (39,600)      (40,000)

Net income                           723        -         71,543        72,266
                                 _______     ______   __________    __________

Balance, March 31, 1998          $(8,213)    21,695   $5,173,576    $5,165,363
                                 =======     ======   ==========    ==========



































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1998 and 1997

                                  (Unaudited)

                                                         1998          1997
                                                      __________    __________
Cash flows from operating activities:
     Net income                                       $   72,266    $  103,947
                                                      __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                        425,412       357,781
     Write-down of equipment to net realizable value        -            3,563
     (Gain) loss on sale of equipment, net                  -          (10,225)
     (Increase) decrease in accounts receivable           76,883         5,726
     (Increase) decrease in due from related parties      24,301       (10,917)
     Increase (decrease) in lease rents paid
      in advance                                         (18,683)       96,053
     Increase (decrease) in other, net                   (12,571)      (13,881)
                                                      __________    __________
                                                         495,342       428,100
                                                      __________    __________

     Net cash provided by operating activities           567,608       532,047
                                                      __________    __________


Cash flows from investing activities:
     Acquisition of equipment                           (255,721)         -
     Proceeds from sale of equipment                        -           10,225
                                                      __________    __________

     Net cash provided by (used in)
      investing activities                              (255,721)       10,225
                                                      __________    __________

Cash flows from financing activities:
     Distributions                                       (40,000)      (60,000)
                                                      __________    __________

     Net cash used in financing activities               (40,000)      (60,000)
                                                      __________    __________

     Increase in cash and cash equivalents               271,887       482,272

     Cash and cash equivalents, beginning
      of period                                        2,022,967     1,279,570
                                                      __________    __________

     Cash and cash equivalents, end of period         $2,294,854    $1,761,842
                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

FIDELITY LEASING INCOME FUND VIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1997 financial statements have been reclassified to conform to the presentation in 1998.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $3,563 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1997. There was no charge to write-down of equipment to net realizable for the three months ended March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1998 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1998                          $1,102,000
                           1999                             731,000
                           2000                             134,000
                                                         __________
                                                         $1,967,000
                                                         ==========

    Subsequent to March 31, 1998, the Fund purchased $127,070 of equipment, representing a partial funding of equipment subject to an operating lease with an initial lease term of 39 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $135,107 in 1998 and $202,660 in 1999, $202,660 in 2000 and $118,218 in 2001.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1998                 1997
                                             ________             ________

          Management fee                      $21,881              $19,784
          Reimbursable costs                   30,242               28,282

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1998 and December 31, 1997 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $20,000 each subsequent to March 31, 1998 for the months ended January 31, February 28 and March 31, 1998, to all admitted partners as of January 31, February 28 and March 31, 1998.

FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $570,120 and $526,302 for the three months ended March 31, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 95% and 94% of total revenues for the first quarter of 1998 and 1997, respectively. The increase in revenues is primarily attributable to the increase in rental income. In 1998, rental income increased by approximately $112,000 because of rents generated from equipment purchased since the first quarter of 1997. This increase, however, was reduced by approximately $63,000 because of equipment which came off lease and was re-leased at lower rental rates or sold.

    Expenses were $497,854 and $422,355 for the three months ended March 31, 1998 and 1997, respectively. Depreciation expense comprised 85% of total expenses for the first quarter of both 1998 and 1997. The increase in expenses in 1998 is primarily related to the increase in depreciation expense resulting from equipment purchases made since March 1997.

    The Fund's net income was $72,266 and $103,947 for the three months ended March 31, 1998 and 1997, respectively. The net income per equivalent limited partnership unit, after income allocated to the General Partner, was $5.35 and $7.84 based on a weighted average number of equivalent limited partnership units outstanding of 13,374 and 13,131 for the three months ended March 31, 1998 and 1997, respectively.

    The Fund generated $497,678 and $455,066 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1998 and 1997, respectively. There were no cash distributions paid to partners during the first quarter of 1998 for the three months ended March 31, 1998. However, $40,000 of cash distributions were paid to partners during the first quarter of 1998 for the months of November and December of 1997. During the quarter ended March 31, 1997, 4% of the cash available from operations for the three months ended March 31, 1997 was paid to partners. Subsequent to March 31, 1998 and 1997, 12% and 9% of the cash available from operations was paid to partners for the first quarter of 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    During the three months ended March 31, 1998, the Fund purchased $255,721 of equipment. During the three months ended March 31, 1997, the Fund made no purchases of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    Subsequent to March 31, 1998, the Fund purchased $127,070 of equipment for lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 1998

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-14-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            5-14-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)