Form 10-Q
period 1998-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1998-08-13
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

Yes    X    No _____










                                Page 1 of 12


Part I:  Financial Information
Item 1:  Financial Statements


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1998                     1997
                                           ________                 ________

Cash and cash equivalents                 $  104,325               $2,022,967

Accounts receivable                          151,994                  154,812

Due from related parties                       7,552                   83,907

Equipment under operating leases
 (net of accumulated depreciation
 of $5,339,099 and $4,603,427,
 respectively)                             3,326,518                3,014,540

Net investment in direct financing
 leases                                      788,331                     -

Equipment held for sale or lease             875,101                     -
                                          __________               __________
       Total assets                       $5,253,821               $5,276,226
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   53,945               $   82,510

     Accounts payable and
      accrued expenses                       123,609                   52,701

     Due to related parties                    1,939                    7,918
                                          __________               __________
       Total liabilities                     179,493                  143,129

Partners' capital                          5,074,328                5,133,097
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,253,821               $5,276,226
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  1998          1997       1998        1997
                                  ____          ____       ____        ____

Income:
     Rentals                     $593,614    $503,991   $1,136,720  $  998,594
     Earned income on direct
      financing leases              8,290         -          8,290        -
     Interest                      15,769      19,553       42,249      40,452
     Gain on sale of equipment,
      net                             225      43,552          225      53,777
     Other                          1,415         456        1,949       1,031
                                 ________     ________  __________  __________

                                  619,313     567,552    1,189,433   1,093,854
                                 ________    ________   __________  __________

Expenses:
     Depreciation                 471,646     404,627      897,058     762,408
     Write-down of equipment
      to net realizable value      81,117       3,563       81,117       7,126
     General and administrative    16,940      16,956       37,259      29,901
     General and administrative
      to related party             36,480      25,848       66,722      54,130
     Management fee to related
      party                        24,165      20,160       46,046      39,944
                                 ________    ________   __________  __________

                                  630,348     471,154    1,128,202     893,509
                                 ________    ________   __________  __________

Net income (loss)               $( 11,035)   $ 96,398   $   61,231  $  200,345
                                =========    ========   ==========  ==========

Net income (loss) per equivalent
 limited partnership unit       $    (.87)   $   7.24   $     4.49  $    15.08
                                =========    ========   ==========  ==========


Weighted average number of equivalent
 limited partnership units
 outstanding during the period     13,350      13,182       13,362      13,150
                                =========    ========   ==========  ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1998

                                   (Unaudited)

                                  General      Limited Partners
                                  Partner      Units      Amount     Total
                                  _______     _____        ______    _____

Balance, January 1, 1998          $(8,536)   21,695     $5,141,633  $5,133,097

Cash distributions                 (1,200)     -          (118,800)   (120,000)

Net income                          1,200      -            60,031      61,231
                                  _______    ______     __________  __________

Balance, June 30, 1998           $( 8,536)   21,695     $5,082,864  $5,074,328
                                 ========    ======     ==========  ==========































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                         1998          1997
                                                      __________    __________
Cash flows from operating activities:
     Net income                                      $   61,231     $  200,345
                                                     __________     __________
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
     Depreciation                                       897,058        762,408
     Write-down of equipment to net realizable value     81,117          7,126
     Proceeds from direct financing leases,
       net of earned income                              38,554           -
     Gain on sale of equipment, net                        (225)       (53,777)
     (Increase) decrease in accounts receivable           2,818        (23,008)
     (Increase) decrease in due from related parties     76,355          2,877
     Increase (decrease) in lease rents paid
      in advance                                        (28,565)        72,907
     Increase (decrease) in accounts payable
      and accrued expenses                               70,908         (6,007)
     Increase (decrease) in other, net                   (5,979)        (8,714)
                                                     __________     __________
                                                      1,132,041        753,812
                                                     __________     __________
     Net cash provided by operating activities        1,193,272        954,157
                                                     __________     __________
Cash flows from investing activities:
     Acquisition of equipment                        (2,165,254)      (656,670)
     Investment in direct financing leases             (826,885)          -
     Proceeds from sale of equipment                        225         53,777
                                                     __________     __________
     Net cash used in investing activities           (2,991,914)      (602,893)
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                     (120,000)      (140,000)
                                                     __________     __________
     Net cash used in financing activities             (120,000)      (140,000)
                                                     __________     __________
     Increase (decrease) in cash and
      cash equivalents                               (1,918,642)       211,264
     Cash and cash equivalents, beginning
      of period                                       2,022,967      1,279,570
                                                     __________     __________
     Cash and cash equivalents, end of period        $  104,325     $1,490,834
                                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $81,117 and $7,126 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1998 is as follows:

        Net minimum lease payments to be received          $866,000
        Less unearned income                                 78,000
        Add expected future residual                           -
                                                           ________
                                                           $788,000
                                                           ========

                    FIDELITY LEASING INCOME FUND VIII, L.P.

1.  EQUIPMENT LEASED (Continued)


    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1998 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________       _________

                       1998                     $  894,000       $140,000
                       1999                      1,146,000        281,000
                       2000                        474,000        281,000
                       2001                        251,000        164,000
                       2002                         53,000           -
                     Thereafter                      4,000           -
                                                __________       ________
                                                $2,822,000       $866,000
                                                ==========       ========


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

                    FIDELITY LEASING INCOME FUND VIII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1998 and 1997:

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                1998          1997        1998        1997
                                ____          ____        ____        ____

     Management fee           $24,165       $20,160     $46,046     $39,944
     Reimbursable costs        36,480        25,848      66,722      54,130

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions of $20,000 each subsequent to June 30, 1998 for the months ended May 31 and June 30, 1998, to all admitted partners as of May 31 and June 30, 1998.

FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $619,313 and $567,552 for the three months ended June 30, 1998 and 1997, respectively, and $1,189,433 and $1,093,854 for the six months ended June 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 96% and 89% of total revenues for the second quarter of 1998 and 1997, respectively, and 96% and 91% of total revenues for the six months ended
June 30, 1998 and 1997, respectively. The increase in revenues is primarily attributable to the increase in rental income. In 1998, rental income increased by approximately $239,000 resulting from rents generated from equipment purchased since the second quarter of 1997 as well as rents recognized on second quarter 1997 equipment purchases for which a full six months was earned in 1998 and only a portion of six months was earned in 1997. This increase, however, was reduced by approximately $101,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. The Fund recognized a net gain on sale of equipment of $225 for the six months ended June 30, 1998 as compared to a net gain on sale of equipment of $53,777 for the six months ended June 30, 1997 which reduced the overall increase in revenues in 1998.

    Expenses were $630,348 and $471,154 for the three months ended June 30, 1998 and 1997, respectively, and $1,128,202 and $893,509 for the six months ended June 30, 1998 and 1997, respectively. Depreciation expense comprised 60% and 86% of total expenses during the second quarter of 1998 and 1997, respectively and 70% and 85% of total expenses for the six months ended June 30, 1998 and 1997, respectively. The increase in expenses is primarily attributable to the increase in depreciation expense resulting from equipment purchases made since June 1997. The increase in expenses is also related to the increase in the write-down of equipment to net realizable value.
Based upon the review of the recoverability of the undepreciated cost of rental equipment, $81,117 was charged to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1998 compared to $7,126 for the six months ended June 30, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was ($11,035) and $96,398 for the three months ended June 30, 1998 and 1997, respectively, and $61,231 and $200,345 for the six months ended June 30, 1998 and 1997, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $(0.87) and $7.24 based on a weighted average number of equivalent limited partnership units outstanding of 13,350 and 13,182 for the three months ended June 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $4.49 and $15.08 based on a weighted average number of equivalent limited partnership units outstanding of 13,362 and 13,150 for the six months ended June 30, 1998 and 1997, respectively.

FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)


     The Fund generated $541,503 and $461,036 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 1998 and 1997, respectively and distributed 4% and 9% of these amounts to partners during the second quarter of 1998 and 1997, respec-tively and 7% and 4% of these amounts to partners subsequent to June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Fund generated $1,039,181 and $916,102 of cash from operations and distributed 8% and 11% of these amounts to partners during the six months ended June 30, 1998 and 1997, respectively and 4% and 2% of these amounts to partners subsequent to June 30, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the six months ended June 30, 1998 and 1997, the Fund purchased $2,165,254 and $656,670, respectively, of equipment subject to operating leases. The Fund also invested $826,885 in direct financing leases during the quarter ended June 30, 1998. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 June 30, 1998

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8-13-98      By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            8-13-98      By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VIII, L.P.




                        By:
            8-13-98          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




                        By:
            8-13-98          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




























                                         12