Form 10-Q
period 1998-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1998-11-12
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                 3 North Columbus Boulevard, Philadelphia, PA 19106
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1998                     1997
                                          ___________             ____________

Cash and cash equivalents                 $  553,508               $2,022,967

Accounts receivable                          251,258                  154,812

Due from related parties                     172,412                   83,907

Equipment under operating leases
(net of accumulated depreciation
of $3,635,324  and $4,603,427,
respectively)                              2,949,148                3,014,540

Net investment in direct financing leases  1,533,568                    -

Equipment held for sale or lease               5,902                    -
                                          __________               __________
       Total assets                       $5,465,796               $5,276,226
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   36,608               $   82,510

     Accounts payable - equipment            246,952                     -

     Accounts payable and
      accrued expenses                        44,778                   52,701

     Due to related parties                    1,155                    7,918
                                          __________               __________

       Total liabilities                     329,493                  143,129

Partners' capital                          5,136,303                5,133,097
                                          __________               __________
           Total liabilities and
            partners' capital             $5,465,796               $5,276,226
                                          ==========               ==========






     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1998      1997       1998        1997
                                       ____      ____       ____        ____

Income:
     Rentals                         $577,186  $489,977  $1,713,907  $1,488,571
     Earned income on direct
      financing leases                 28,486      -         36,776        -
     Interest                           3,565    22,602      45,813      63,054
     Gain on sale of equipment,
      net                              72,145    89,113      72,370     142,890
     Other                              1,868     1,054       3,817       2,085
                                     ________  ________  __________  __________

                                      683,250   602,746   1,872,683   1,696,600
                                     ________  ________  __________  __________

Expenses:
     Depreciation                     404,242   393,428   1,301,300   1,155,836
     Write-down of equipment
      to net realizable value          92,500     6,743     173,617      13,869
     General and administrative        28,844    17,957      66,104      47,858
     General and administrative to
      related party                    29,639    26,491      96,361      80,621
     Management fee to related party   26,049    19,599      72,095      59,543
                                     ________  ________  __________  __________

                                      581,274   464,218   1,709,477   1,357,727
                                     ________  ________  __________  __________

Net income                           $101,976  $138,528  $  163,206  $  338,873
                                     ========  ========  ==========  ==========


Net income per equivalent
  limited partnership unit           $   7.59  $  10.28  $    12.08  $    25.39
                                     ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           13,365    13,341      13,363      13,214
                                     ========  ========  ==========  ==========







     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1998

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1998          $(8,536)    21,695  $5,141,633    $5,133,097

Cash distributions                 (1,600)      -       (158,400)     (160,000)

Net income                          1,800       -        161,406       163,206
                                  -------     ------  ----------    ----------

Balance, September 30, 1998       $(8,336)    21,695  $5,144,639    $5,136,303
                                  =======     ======  ==========    ==========




































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1998 and 1997
                                     (Unaudited)

                                                          1998         1997
                                                          ____         ____
Cash flows from operating activities:
     Net income                                       $  163,206    $  338,873
                                                      __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                      1,301,300     1,155,836
     Write-down of equipment to net
      realizable value                                   173,617        13,869
     Proceeds from direct financing
      leases, net of earned income                       168,417           -
     Gain on sale of equipment, net                      (72,370)     (142,890)
     (Increase) decrease in accounts receivable          (96,446)       34,728
     (Increase) decrease in due from related parties     (88,505)      (12,723)
     Increase (decrease) in lease rents paid
      in advance                                         (45,902)       50,614
     Increase (decrease) in accounts payable -
      equipment                                          246,952           -
     Increase (decrease) in other, net                   (14,686)      (15,091)
                                                      __________    __________
                                                       1,572,377     1,084,343
                                                      __________    __________
     Net cash provided by operating activities         1,735,583     1,423,216
                                                      __________    __________
Cash flows from investing activities:
     Acquisition of equipment                         (1,508,883)     (807,329)
     Investment in direct financing leases            (1,701,986)          -
     Proceeds from sale of equipment                     165,827       142,890
                                                      __________    __________
     Net cash used in investing activities            (3,045,042)     (664,439)
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                      (160,000)     (180,000)
                                                      __________    __________
     Net cash used in financing activities              (160,000)     (180,000)
                                                      __________    __________
     Increase (decrease) in cash
      and cash equivalents                            (1,469,459)      578,777
     Cash and cash equivalents, beginning of
      period                                           2,022,967     1,279,570
                                                      __________    __________
     Cash and cash equivalents, end of period         $  553,508    $1,858,347
                                                      ==========    ==========







     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $173,617 and $13,869 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1998 is as follows:

    Net minimum lease payments to be received       $1,648,000
    Less unearned income                               114,000
    Add expected future residuals                         -
                                                    __________
                                                    $1,534,000
                                                    ==========

                       FIDELITY LEASING INCOME FUND VIII, L.P.

1.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1998 are as follows:

                                                               Direct
       Years Ending December 31             Operating         Financing
       ------------------------            ----------        ----------

                 1998                      $  490,000        $  158,000
                 1999                       1,189,000           633,000
                 2000                         525,000           633,000
                 2001                         302,000           224,000
              Thereafter                       83,000              -
                                           __________        __________
                                           $2,589,000        $1,648,000
                                           ==========        ==========

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

                       FIDELITY LEASING INCOME FUND VIII, L.P.

2.  RELATED PARTY TRANSACTIONS (continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1998 and 1997:

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                1998        1997        1998         1997
                                ____        ____        ____         ____

       Management fee         $26,049     $19,599     $72,095     $ 59,543
       Reimbursable costs      29,639      26,491      96,361       80,621

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1998 and December 31, 1997 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid cash distributions of $20,000 subsequent to September 30, 1998 for each of the months ended July 31, August 31 and September 30, 1998 for an aggreate $60,000, to all admitted partners as of July 31, August 31 and September 30, 1998.

FIDELITY LEASING INCOME FUND VIII, L. P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $683,250 and $602,746 for the three months ended September 30, 1998 and 1997, respectively, and $1,872,683 and $1,696,600 for the nine months ended September 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 84% and 81% of total revenues for the third quarter of 1998 and 1997, respectively, and 92% and 88% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in revenues is primarily attributable to the increase in rental income. Rental income increased approximately $398,000 because of rents generated from equipment purchased since the third quarter of 1997 as well as rental income earned on 1997 equipment purchases for which a full nine months of rent was earned in 1998 and only a portion of the nine months was earned in 1997. This increase in rental income was reduced by approximately $173,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. Additionally, the Fund earned approximately $37,000 of income from direct financing leases during the nine months ended September 30, 1998. There were no direct financing leases at September 30, 1997. The increase in this account also contributed to the overall increase in revenues. However, during the first nine months of 1998, the Fund recognized $72,370 of net gain on sale of equipment compared to $142,890 of net gain on sale of equipment for the same period in 1997. This decrease reduced the increase in total revenues in 1998.

    Expenses were $581,274 and $464,218 for the three months ended
September 30, 1998 and 1997, respectively, and $1,709,477 and $1,357,727 for the nine months ended September 30, 1998 and 1997, respectively. Depreciation expense comprised 70% and 85% of total expenses during the third quarter of 1998 and 1997, respectively, and 76% and 85% of total expenses for the nine months ended September 30, 1998 and 1997, respectively. The increase in expenses is partially attributable to the increase in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $173,617 and $13,869 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, total expenses rose in 1998 because of the increase in depreciation expense resulting from equipment purchases made since September 1997 as well as equipment purchased in 1997 that had a full nine months of depreciation in 1998 and only a portion of the nine months in 1997.

    The Fund's net income was $101,976 and $138,528 for the three months ended September 30, 1998 and 1997, respectively, and $163,206 and $338,873 for the nine months ended September 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $7.59 and $10.28 based on a weighted average number of equivalent limited partnership units outstanding of 13,365 and 13,341 for the three months ended September 30 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $12.08 and $25.39 based on a weighted average number of equivalent limited partnership units outstanding of 13,363 and 13,214 for the nine months ended September 30, 1998 and 1997, respectively.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)


    The Fund generated $526,573 and $449,586 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 1998 and 1997, respectively and distributed 0% and 8% of these amounts to partners during the third quarter of 1998 and 1997, respec-tively and 11% and 4% of these amounts to partners subsequent to September 30, 1998 and 1997,respectively. For the nine months ended September 30, 1998 and 1997, the Fund generated $1,565,753 and $1,365,688 of cash from operations and distributed 8% and 13% of these amounts to partners during the nine months ended September 30, 1998 and 1997, respectively and 4% and 1% of these amounts to partners in October 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1998 and 1997, the Fund pur-chased $1,508,883 and $807,329, respectively, of equipment. Additionally, the Fund invested $1,701,986 in direct financing leases during the nine months ended September 30, 1998. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                 September 30, 1998

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

                       FIDELITY LEASING INCOME FUND VIII, L.P.




                     By:  Freddie M. Kotek
11-10-98
_______         ____________________________
  Date          Freddie M. Kotek
                          President of F. L. Partnership Management, Inc.
                         (Principal Operating Officer)




                     By:  Marianne T. Schuster
11-10-98
________        ____________________________
  Date          Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                         (Principal Financial Officer)

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