Form 10-K
period 1998-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1999-03-29
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the year ended December 31, 1998/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

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

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes   X   No____
The number of outstanding limited partnership units of the Registrant at December 31, 1998 is 21,695.There is no public market for these securities.

The index of Exhibits is located on page 11.

                                        1

                                      PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1990 and acquires equipment, primarily computer equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund
does not borrow funds to purchase equipment.     The Fund generally acquires
equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.
     The equipment leasing industry is highly competitive.
The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     The computer equipment industry is extremely competitive as well. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through product protection by the use of a policy which combines service and hardware with payment for such benefits
accomplished through a single periodic charge.     A brief description of the
types of equipment in which the Fund has invested as of December 31, 1998, together with information concerning the users of such equipment is
contained in Item 2, following.     The Fund does not
have any employees.  All persons who work on the Fund are employees of
the General Partner.                                         2

Item 2.  PROPERTIES     The following schedules detail the type, aggregate
purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 1998:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment
      Disk Storage Systems                    $1,054,269             34.20%
      Network Communications                      35,985              1.17
      Tape Storage Systems                       426,714             13.84
      Technical Workstations and Terminals     1,344,729             43.62
      Other                                      221,133              7.17
                                              __________            ______
      Totals                                  $3,082,830            100.00%
                                              ==========            ======
Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment
      Electron Microscopes                    $  875,101             28.89%
      Network Communications                      35,297              1.17
      Tape Storage Systems                         7,663              0.25
      Technical Workstations and Terminals     1,802,681             59.52
      Other                                      308,114             10.17
                                              __________            ______
      Totals                                  $3,028,856            100.00%
                                              ==========            ======
     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ent leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment
      Computers/Data Processing               $  646,919             20.99%
      Computer Products/Retailing                656,670             21.30
      Defense Contractors                        194,932              6.32
      Manufacturing/Refining                     530,040             17.19
      Telephone/Telecommunications             1,054,269             34.20
                                              __________            ______
      Totals                                  $3,082,830            100.00%
                                              ==========            ======
Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment
      Consumer Products/Retailing             $2,104,507             69.48%
      Diversified Financial/Banking/Insurance     49,248              1.63
      Manufacturing/Refining                     875,101             28.89
                                              __________            ______
      Totals                                  $3,028,856            100.00%
                                              ==========            ======
Average Initial Term of Leases (in months):  38

                                         3
Item 3.  LEGAL PROCEEDINGS

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



















































                                         4

                                      PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 1998
              Limited Partnership Interests             945
              General Partnership Interest                1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              1998         1997          1996          1995         1994
Total Income              $2,790,169   $2,273,084    $2,258,564    $2,543,493    $3,452,905
Net Income (Loss)             93,898      382,297        24,373      (137,721)      123,837
Distributions to Partners    220,000      240,000       225,000     1,105,691     1,307,741
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit               6.87        28.53          1.62         (9.05)         6.16
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     13,312       13,264        13,396        15,067        17,997

                                                December 31,
                              1998         1997          1996          1995          1994
Total Assets              $5,130,180   $5,276,226    $5,071,493    $5,596,725    $6,966,272
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         758,243    3,014,540     2,572,350     2,395,085     4,323,766
Net Investment in
 Direct Financing Leases   2,817,738         -             -             -             -
Limited Partnership
 Units 	                       21,695       21,695        21,695        22,812        23,223
Limited Partners                 945          942           943           962           975









                                         5

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $2,790,169, $2,273,084 and $2,258,564 for the years ended December 31, 1998, 1997 and
1996, respectively. Rental income from the leasing of equipment accounted for 90%, 90% and 96% of total revenues in 1998, 1997 and 1996, respectively. The increase in total revenues in 1998 was primarily attributable to an increase in rental income. Rental income increased in 1998 by approximately $220,000 because of equipment purchased during 1998 as well as rents earned on 1997 equipment purchases for which a full year of rental income was earned in 1998 and only a partial year was earned in 1997. The Fund also entered into transactions in which it collected the remaining rents owed on certain leases resulting in the recognition of $712,000 of rental income during the last quarter of 1998. The increase in rental income, however, was reduced by $464,000 because of equipment which came off lease and was released at lower rental rates or sold. In 1997, rental income decreased by approxi-mately $834,000 because of equipment that came off lease and was released at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $708,000 generated from equipment on operating leases purchased during 1997 as well as rental income earned from 1996 equipment purchases for which a full year of rental income was earned in 1997 and only a partial year was earned in 1996. The Fund also invested in $3.3 million of direct financing leases during the year ended December 31, 1998. There were no direct financing leases in 1997 and 1996. For the twelve months ended December 31, 1998, the Fund recognized $128,000 of earned income on these direct financing leases which also accounts for the increase in total revenues in the current year. However, the Fund recorded a net gain on sale of equip-ment of $85,228, $142,890 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. The fluctuation in this account lowered the overall increase in revenues in 1998 and contributed to the overall increase in revenues in 1997.

     Expenses were $2,696,271, $1,890,787 and $2,234,191 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation and amorti-zation comprised 78%, 84% and 62% of total expenses during the years ended December 31, 1998, 1997 and 1996, respectively. The increase in total expenses in 1998 was primarily related to an increase in depreciation expense. The Fund recorded additional depreciation of $762,000 on equipment discussed above for which the Fund entered into transactions to collect the remaining rents on certain leases during the last quarter of 1998. In 1997, depreciation expense increased because of equipment purchases made during 1997 as well as depreciation expense recorded on equipment purchases in 1996 for which a full year of depreciation expense was taken in 1997 and only a partial year was taken in 1996. This increase lowered the amount of the decrease in total expenses in 1997. The changes in total expenses in 1998, 1997 and 1996 are also related to the fluctuation in write-down of equipment to net realizable value. Furthermore, the increase in management fee to related party resulting from the increase in rental income in 1998 also contributed to the overall increase in expenses during this year.

     Based upon the quarterly review of the recoverability of the undepre-ciated cost of rental equipment, $246,318, $32,282 and $536,697 was charged to operations to write down equipment to its estimated net realizable value during the years ended December 31, 1998, 1997 and 1996, respectively.


                                         6
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Currently, the Fund's practice is to review the recoverability of its undepre-ciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications.
In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

     The Fund's net income was $93,898, $382,297 and $24,373 for the years ended December 31, 1998, 1997 and 1996, respectively. The earnings per equi-valent limited partnership unit, after earnings allocated to the General Partner, were $6.87, $28.53 and $1.62 based on a weighted average number of equivalent limited partnership units outstanding of 13,312, 13,264 and 13,396 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Fund generated cash from operations of $2,358,458, $1,863,778 and $1,950,783, for the purpose of determining cash available for distribution, and distributed 8%, 11% and 12% to partners in 1998, 1997 and 1996, respect-ively and 2% of these amounts to partners in January and February 1999, 1998 and 1997. For financial statement purposes, the Fund records cash distribu-tions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that they more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1998, 1997 and 1996, the Fund purchased $231,262, $1,066,561 and
$3,389,929, respectively, of equipment subject to operating leases. The Fund also invested in $3,312,383 of direct financing leases during the year ended December 31, 1998.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                         7
                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 43, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 49, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1994 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 36, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     STEPHEN P. CASO, age 43, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 40, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 31, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.






















                                         8

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1998:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation
            F.L. Partnership
             Management, Inc.          General Partner       $113,022(1)
                                                             ========
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1998, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1990, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general part-nership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded priority return; thereafter 10%. The General Partner will also share in net income equal to the greater of its ash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1998, the Fund was charged by the General Partner $113,022 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and manage-ment services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equip-ment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded

                                         9
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During 1998, the General Partner received cash distributions of $2,200.

     The Fund incurred $145,328 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1998.











































                                        10

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

                       (22)                not applicable

                       (23)                not applicable

                       (24)                not applicable

                       (25)                not applicable

                       (27)            Financial Data Schedule

                       (28)                not applicable


*  Incorporated by reference.


















                                        11

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

Dated March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors
Freddie M. Kotek               and President of F.L. Partnership         3-23-99
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership
Michael L. Staines             Management, Inc.                          3-23-99



Marianne T. Schuster
____________________________  Vice President and Controller
Marianne T. Schuster          of F.L. Partnership Management, Inc.       3-23-99
                              (Principal Financial Officer)














                                        12

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 1998 and 1997             F-3

          Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996                           F-5

          Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                           F-6

          Notes to Financial Statements                            F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi-ficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 12, 1999

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                     1998                 1997
       Cash and cash equivalents                   $1,336,219          $2,022,967

       Accounts receivable                            154,987             154,812

       Due from related parties                        62,993              83,907

       Equipment under operating leases
        (net of accumulated depreciation
        of $2,426,589 and $4,603,427,
        respectively)                                 656,241           3,014,540

       Net investment in direct financing
        leases                                      2,817,738                -

       Equipment held for sale or lease               102,002                -
                                                   __________          __________

               Total assets                        $5,130,180          $5,276,226
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $    9,503          $   82,510

             Accounts payable and
              accrued expenses                        106,614              52,701

             Due to related parties                     7,068               7,918
                                                   __________          __________

                Total liabilities                     123,185             143,129

       Partners' capital                            5,006,995           5,133,097
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $5,130,180          $5,276,226
                                                   ==========          ==========


The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                       STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                1998         1997           1996

Income:
  Rentals                                    $2,507,807   $2,039,604     $2,165,342
  Earned income on direct
   financing leases                             128,079         -              -
  Interest                                       58,324       88,212         83,499
  Gain on sale of equipment, net                 85,228      142,890           -
  Other                                          10,731        2,378          9,723
                                             __________   __________     __________
                                              2,790,169    2,273,084      2,258,564
                                             __________   __________     __________

Expenses:
  Depreciation and amortization               2,103,470    1,592,089      1,377,101
  Write-down of equipment to
   net realizable value                         246,318       32,282        536,697
  General and administrative                     88,133       61,228         71,903
  General and administrative to
   related party                                145,328      124,149        149,847
  Management fee to related party               113,022       81,039         86,031
  Loss on sale of equipment, net                   -            -            12,612
                                             __________   __________     __________
                                              2,696,271    1,890,787      2,234,191
                                             __________   __________     __________

Net income                                   $   93,898   $  382,297	     $   24,373
                                             ==========   ==========     ==========

Net income per equivalent
 limited partnership unit                    $     6.87   $    28.53     $     1.62
                                             ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               13,312       13,264         13,396
                                             ==========   ==========     ==========










The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF PARTNERS' CAPITAL

                    For the years ended December 31, 1998, 1997 and 1996

                                        General       Limited Partners
                                        Partner      Units        Amount           Total
                                       ________      ___________________           _____
Balance, January 1, 1996               $(10,359)     22,812    $5,439,134       $5,428,775

Redemptions                                -         (1,117)     (237,348)        (237,348)

Cash distributions                       (2,250)       -         (222,750)        (225,000)

Net income                                2,650        -           21,723           24,373
                                       ________      ______    __________       __________

Balance, December 31, 1996               (9,959)     21,695     5,000,759        4,990,800

Cash distributions                       (2,400)       -         (237,600)        (240,000)

Net income                                3,823        -          378,474          382,297
                                       ________      ______    __________       _________

Balance, December 31, 1997               (8,536)     21,695     5,141,633        5,133,097

Cash distributions                       (2,200)       -         (217,800)        (220,000)

Net income                                2,400        -           91,498           93,898
                                       ________      ______    __________       __________

Balance, December 31, 1998             $ (8,336)     21,695    $5,015,331       $5,006,995
                                       ========      ======    ==========       ==========












The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  1998           1997         1996
Cash flows from operating activities:
  Net income                                   $   93,898    $  382,297   $   24,373
                                               __________    __________   __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                 2,103,470     1,592,089    1,377,101
  Write-down of equipment to net
   realizable value                               246,318        32,282      536,697
  (Gain) loss on sale of equipment, net           (85,228)     (142,890)      12,612
  (Increase) decrease in accounts receivable         (175)       61,884       97,049
  (Increase) decrease in due from
   related parties                                 20,914       (81,030)      17,829
  Increase (decrease) in lease rents paid in
   advance                                        (73,007)       38,698       14,246
  Increase (decrease) in accounts payable
   and accrued expenses                            53,913        24,534      (12,316)
  Increase (decrease) in due to related parties      (850)         (796)     (89,187)
  Increase (decrease) in other, net                  -             -           4,259
                                               __________    __________   __________
                                                2,265,355     1,524,771    1,958,290
                                               __________    __________   __________
  Net cash provided by operating activities     2,359,253     1,907,068    1,982,663
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                       (231,262)   (1,066,561)  (3,389,929)
  Investment in direct financing leases        (3,312,383)         -            -
  Proceeds from direct financing leases,
   net of earned income                           494,645          -            -
  Proceeds from sale of equipment                 222,999       142,890      287,587
                                               __________    __________   __________
  Net cash used in investing activities        (2,826,001)     (923,671)  (3,102,342)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                  (220,000)     (240,000)    (225,000)
  Redemptions of capital                             -             -        (237,348)
                                                _________    __________   __________
  Net cash used in financing activities          (220,000)     (240,000)    (462,348)
                                               __________    __________   __________
Increase (decrease) in cash and cash
  equivalents                                    (686,748)      743,397   (1,582,027)

Cash and cash equivalents, beginning of year    2,022,967     1,279,570    2,861,597
                                               __________    __________   __________
Cash and cash equivalents, end of year         $1,336,219    $2,022,967   $1,279,570
                                               ==========    ==========   ==========

The accompanying notes are an integral part of these financial 	statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                            NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund") was formed on November 21, 1990. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partner-ship interests and it is unlikely that any will develop. The Fund acquires equipment, including printers, tape and disk storage devices, data communi-cations equipment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements and jumbo savings accounts.

     Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded.

Equipment Held for Sale or Lease

     Equipment held for sale or lease is carried at its estimated net realiz-able value.

Use of Estimates

     In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assump-tions that affect the reported amounts of assets and liabilities and the dis-closure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Organization Costs

     Organization costs were amortized over a five year period.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases
     The Fund's leasing operations consist of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income con-sists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     The Fund does have direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

Income Taxes

     Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, tech-nological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $73,000, $18,000 and $132,000 or $5.48, $1.36 and $9.85 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998, 1997 and 1996, respectively.

                                        F-8
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

     The costs incurred to make the software system Year 2000 compliant has not been material as of December 31, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems will be Year 2000 compliant. All have indicated that their systems are in compliance or that Year 2000 Compliance programs will be completed in early 1999. If the Fund determines that any of its significant external suppliers are not in compliance, the Fund will not be materially adversely affected and will seek the services of another supplier.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

5.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. A majority of the equipment was manufactured by Sun and IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 36 to 58 months.


                                            F-9
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

5.  EQUIPMENT LEASED (Continued)

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1998, 1997 and 1996, approxi-mately $246,000, $32,000 and $537,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in sub-sequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 1998 is as follows:

              Minimum lease payments to be received            $3,003,000
              Unguaranteed residuals                              143,000
              Unearned rental income                             (305,000)
              Unearned residual income                            (23,000)
                                                               __________
                                                               $2,818,000
                                                               ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:
                                                             Direct
                                         Operating         Financing

                    1999                  $448,000        $1,086,000
                    2000                   132,000         1,164,000
                    2001                    51,000           580,000
                    2002                    30,000            94,000
                    2003                      -               79,000
                                          ________        __________
                                          $661,000        $3,003,000
                                          ========        ==========

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 4% or 2% of gross rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are non-cancelable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.


                                       F-10
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

6.  RELATED PARTY TRANSACTIONS (Continued)

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                         1998       1997         1996

        Management fee                $113,022    $ 81,039     $ 86,031
        Reimbursable costs             145,328     124,149      149,847

     During 1998, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

     Amounts due from related parties at December 31, 1998 and 1997 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1998 and 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1998, two customers accounted for approximately 32% and 14% of the Fund's rental income. For the year ended December 31, 1997, three customers generated approximately 29%, 15% and 13% of the Fund's rental income. For the year ended December 31, 1996, three customers accounted for approximately 17%, 14% and 12% of the Fund's rental income.









                                       F-11

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         1998            1997          1996
                      March                  $ 40,000        $ 60,000     $ 65,000
                      June                     80,000          80,000       60,000
                      September                40,000          40,000       60,000
                      December                 60,000          60,000       40,000
                                             ________        ________     ________
                                             $220,000        $240,000     $225,000
                                             ========        ========     ========

     In addition, the General Partner declared and paid a cash distribution of $20,000 in January and February 1999 for each of the months ended
October 31, November 30 and December 31, 1998, for an aggregate of $60,000 to all admitted partners as of October 31, November 30 and December 31, 1998.


































                                       F-12