Form 10-Q/A
period 1998-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1999-04-08
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VIII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2581971
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

4.  YEAR 2000 COMPLIANCE

    The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccur-acies in processing data.

    The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

                                        8
                      FIDELITY LEASING INCOME FUND VIII, L.P.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

4.  YEAR 2000 COMPLIANCE (Continued)

    The costs incurred to make the software system Year 2000 compliant have not been material as of September 30, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

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





































                                       9

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


                                        10
                      FIDELITY LEASING INCOME FUND VIII, L.P.

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
















                                       11
Part II:  Other Information


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


































                                       12
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VIII, L.P.




                      By:  Freddie M. Kotek
         4/6/99            _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




                      By:  Marianne T. Schuster
         4/6/99            _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)































                                       13