Form 10-Q
period 1999-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 1999-05-13
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                    Fidelity Leasing Income Fund VIII, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2627143
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

                                (215) 574-1636
____________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__  No _____











                                Page 1 of 13

Part I:  Financial Information
Item 1:  Financial Statements

                       FIDELITY LEASING INCOME FUND VIII, L.P.
                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1999                     1998
                                           ________                 ________

Cash and cash equivalents                 $1,719,764               $1,336,219

Accounts receivable                          157,526                  154,987

Due from related parties                       3,872                   62,993

Equipment under operating leases
 (net of accumulated depreciation
 of $1,408,621 and $2,426,589,
 respectively)                               544,929                  656,241

Net investment in direct
 financing leases                          2,599,732                2,817,738

Equipment held for sale or lease              77,562                  102,002
                                          __________               __________

       Total assets                       $5,103,385               $5,130,180
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   61,663               $    9,503

     Accounts payable and
      accrued expenses                        44,435                  106,614

     Due to related parties                    6,125                    7,068
                                          __________               __________

       Total liabilities                     112,223                  123,185

Partners' capital                          4,991,162                5,006,995
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,103,385               $5,130,180
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.
                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                    1999              1998
                                                  ________          ________

Income:
     Rentals                                      $141,855          $543,106
     Earned income on direct financing leases       49,547              -
     Interest                                       16,250            26,480
     Gain on sale of equipment, net                 19,021              -
     Other                                           6,930               534
                                                  ________          ________

                                                   233,603           570,120
                                                  ________          ________

Expenses:
     Depreciation                                   97,373           425,412
     Write-down of equipment to net
       realizable value                             34,400              -
     General and administrative                     19,431            20,319
     General and administrative to related
       party                                        27,457            30,242
     Management fee to related party                10,775            21,881
                                                  ________          ________

                                                   189,436           497,854
                                                  ________          ________

Net income                                        $ 44,167          $ 72,266
                                                  ========          ========


Net income per equivalent
  limited partnership unit                        $   3.32          $   5.35
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,106            13,374
                                                  ========          ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1999

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1999         $(8,336)     21,695  $5,015,331    $5,006,995

Cash distributions                  (600)       -        (59,400)      (60,000)

Net income                           600        -         43,567        44,167
                                 ________    ______   __________    __________

Balance, March 31, 1999          $(8,336)    21,695   $4,999,498    $4,991,162
                                 ========    ======   ==========    ==========































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                         1999          1998
                                                      __________    __________
Cash flows from operating activities:
     Net income                                       $   44,167    $   72,266
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                       97,373       425,412
       Write-down of equipment to net realizable value    34,400          -
       (Gain) loss on sale of equipment, net             (19,021)         -
       (Increase) decrease in accounts receivable         (2,539)       76,883
       (Increase) decrease in due from related parties    59,121        24,301
       Increase (decrease) in lease rents paid
        in advance                                        52,160       (18,683)
       Increase (decrease) in accounts payable and
        accrued expenses                                 (62,179)       (9,049)
       Increase (decrease) in other, net                    (943)       (3,522)
                                                      __________    __________
                                                         158,372       495,342
                                                      __________    __________
     Net cash provided by operating activities           202,539       567,608
                                                      __________    __________
Cash flows from investing activities:
     Acquisition of equipment                               -         (255,721)
     Proceeds from direct financing leases,
      net of earned income                               218,006          -
     Proceeds from sale of equipment                      23,000          -
                                                      __________    __________
     Net cash provided by (used in)
      investing activities                               241,006      (255,721)
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                       (60,000)      (40,000)
                                                      __________    __________
     Net cash used in financing activities               (60,000)      (40,000)
                                                      __________    __________

     Increase in cash and cash equivalents               383,545       271,887

     Cash and cash equivalents, beginning
      of period                                        1,336,219     2,022,967
                                                      __________    __________

     Cash and cash equivalents, end of period         $1,719,764    $2,294,854
                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclassified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years.
    Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its unde-preciated cost. Recent and anticipated technological developments af-fecting the equipment and competitive factors in the marketplace are con-sidered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $34,400 was charged to write-down of equipment to net realizable value for the three months ended
    March 31, 1999. There was no charge to write-down of equipment to net realizable for the three months ended March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resi-dual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 1999 is as follows:

          Minimum lease payments to be received        $2,735,000
          Unguaranteed residuals                          144,000
          Unearned rental income                         (258,000)
          Unearned residual income                        (21,000)
                                                       __________
                                                       $2,600,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1999 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                1999                       $335,000         $  873,000
                2000                        132,000          1,164,000
                2001                         51,000            580,000
                2002                         31,000             94,000
                2003                           -                24,000
                                           ________         __________
                                           $549,000         $2,735,000
                                           ========         ==========

    Subsequent to March 31, 1999, the Fund invested in $366,000 of equip-ment subject to a direct financing lease with an initial lease term of 32 months. The future approximate minimum rentals to be received on this noncancellable lease are $106,000 in 1999, $141,000 in 2000 and $129,000 in 2001.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of rental payments on equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisi-tion fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

                      FIDELITY LEASING INCOME FUND VIII, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (continued)

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be per-formed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this fee to the General Partner.

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               1999                 1998
                                             ________             ________

          Management fee                      $10,775              $21,881
          Reimbursable costs                   27,457               30,242

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 1999 and December 31, 1998 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affili-ated funds.

3.  YEAR 2000 COMPLIANCE

    Two of the three main software systems utilized to generate informa-tion for the Fund are still in the testing phase. The third software system should be Year 2000 capable by July 1999. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

                      FIDELITY LEASING INCOME FUND VIII, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $20,000 each subsequent to March 31, 1999 for the months ended January 31, February 28 and March 31, 1999, to all admitted partners as of January 31, February 28 and March 31, 1999.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $233,603 and $570,120 for the three months ended March 31, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 61% and 95% of total revenues for the first quarter of 1999 and 1998, respectively. The decrease in revenues in 1999 is primarily attributable to the decrease in rental income. In 1999, rental income decreased by approximately $401,000 because of equipment which terminated or sold since the first quarter of 1998. The Fund, however, invested in direct financing leases during the last nine months of 1998 which generated approximately $50,000 in income earned on direct financing leases in the first quarter of 1999. There were no direct financing leases as of March 31, 1998. The increase in this account served to lower the amount of the overall decrease in revenues in the first quarter of 1999. Furthermore, the Fund recognized $19,000 of net gain on sale of equipment during the first three months of 1999. There was no net gain on sale of equipment earned during the first quarter of 1998. The increase in this account also reduced the decrease in total revenues in 1999.

    Expenses were $189,436 and $497,854 for the three months ended
March 31, 1999 and 1998, respectively.  Depreciation expense comprised
51% and 85% of total expenses for the first quarter of 1999 and 1998, respectively. The decrease in expenses in 1999 is primarily related to the decrease in depreciation expense resulting from sales or terminations of equipment under operating leases since the first quarter of 1998. Management fee to related party also decreased in 1999 which contributed to the overall decrease in expenses in the first quarter of 1999. This decrease partially relates to the decrease in rental income on operating leases earned by the Fund. Additionally, the Fund invested in direct financing leases during the last nine months of 1998 which meet the re-quirements of full pay-out leases for management fee calculation purposes. The Fund pays a lower management fee of 2% on full-pay out leases which also accounts for the decrease in total expenses in 1999.

    The Fund's net income was $44,167 and $72,266 for the three months ended March 31, 1999 and 1998, respectively. The income per equivalent limited partnership unit, after income allocated to the General Partner, was $3.32 and $5.35 based on a weighted average number of equivalent limited partnership units outstanding of 13,106 and 13,374 for the three months ended March 31, 1999 and 1998, respectively.

    The Fund generated $156,919 and $497,678 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1999 and 1998, respectively. There were no cash distributions paid to partners during the first quarter of 1999 for the

                      FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (continued)

three months ended March 31, 1999. Subsequent to March 31, 1999 and 1998, 38% and 12% of the cash available from operations was paid to partners for the first quarter of 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the three months ended March 31, 1999, the Fund made no pur-chases of equipment. During the three months ended March 31, 1998, the Fund purchased $255,721 of equipment. The Fund will continue to look for opportunities to purchase equipment with cash available from operations which is not distributed to partners.

    Subsequent to March 31, 1999, the Fund invested in $366,000 of equip-ment subject to a direct financing lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 1999

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-13-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            5-13-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)