Form 10-Q
period 1999-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1999-08-12
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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
                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1999                     1998
                                           ________                 ________

Cash and cash equivalents                 $1,858,004               $1,336,219

Accounts receivable                           68,142                  154,987

Due from related parties                      28,846                   62,993

Equipment under operating leases
 (net of accumulated depreciation
 of $1,505,994 and $5,339,099,
 respectively)                               447,556                  656,241

Net investment in direct financing
 leases                                    2,699,850                2,817,738

Equipment held for sale or lease              25,697                  102,002
                                          __________               __________
       Total assets                       $5,128,095               $5,130,180
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   54,540               $    9,503

     Accounts payable and
      accrued expenses                        72,677                  106,614

     Due to related parties                   56,156                    7,068
                                          __________               __________
       Total liabilities                     183,373                  123,185

Partners' capital                          4,944,722                5,006,995
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,128,095               $5,130,180
                                          ==========               ==========




The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  1999          1998       1999        1998
                                  ____          ____       ____        ____

Income:
     Rentals                     $171,922    $593,614   $313,777    $1,136,720
     Earned income on direct
      financing leases             54,743       8,290    104,290         8,290
     Interest                      14,660      15,769     30,910        42,249
     Gain on sale of equipment,
      net                            -            225     19,021           225
     Other                         14,982       1,415     21,912         1,949
                                 ________    ________   ________    __________

                                  256,307     619,313    489,910     1,189,433
                                 ________    ________   ________    __________

Expenses:
     Depreciation                  97,373     471,646    194,746       897,058
     Write-down of equipment
      to net realizable value      51,865      81,117     86,265        81,117
     General and administrative    25,300      16,940     44,731        37,259
     General and administrative
      to related party             35,532      36,480     62,989        66,722
     Management fee to related
      party                        12,677      24,165     23,452        46,046
                                 ________    ________   ________    __________

                                  222,747     630,348    412,183     1,128,202
                                 ________    ________   ________    __________

Net income (loss)                $ 33,560    $(11,035)  $ 77,727    $   61,231
                                 ========    ========   ========    ==========

Net income (loss) per equivalent
 limited partnership unit        $   2.53    $   (.87)  $   5.86    $     4.49
                                 ========    ========   ========    ==========


Weighted average number of equivalent
 limited partnership units
 outstanding during the period     13,013      13,350     13,060        13,362
                                 ========    ========   ========    ==========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 1999
                                   (Unaudited)

                                  General      Limited Partners
                                  Partner      Units     Amount       Total
                                  _______      _____     ______       _____

Balance, January 1, 1999         $(8,336)     21,695   $5,015,331   $5,006,995

Cash distributions                (1,400)       -        (138,600)    (140,000)

Net income                         1,200        -          76,527       77,727
                                 _______      ______   __________   __________

Balance, June 30, 1999           $(8,536)     21,695   $4,953,258   $4,944,722
                                 =======      ======   ==========   ==========
































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                         1999          1998
                                                     __________     __________
Cash flows from operating activities:
     Net income                                      $   77,727     $   61,231
                                                     __________     __________
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                       194,746        897,058
     Write-down of equipment to net realizable value     86,265         81,117
     Gain on sale of equipment, net                     (19,021)          (225)
     (Increase) decrease in accounts receivable          86,845          2,818
     (Increase) decrease in due from related parties     34,147         76,355
     Increase (decrease) in lease rents paid
      in advance                                         45,037        (28,565)
     Increase (decrease) in accounts payable
      and accrued expenses                              (33,937)        70,908
     Increase (decrease) in other, net                   49,088         (5,979)
                                                     __________     __________
                                                        443,170      1,093,487
                                                     __________     __________
     Net cash provided by operating activities          520,897      1,154,718
                                                     __________     __________
Cash flows from investing activities:
     Acquisition of equipment                              -        (2,165,254)
     Investment in direct financing leases             (348,160)      (826,885)
     Proceeds from sale of equipment                     23,000            225
     Proceeds from direct financing leases,
      net of earned income                              466,048         38,554
                                                     __________     __________
     Net cash provided by (used in)
      investing activities                              140,888     (2,953,360)
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                     (140,000)      (120,000)
                                                     __________     __________
     Net cash used in financing activities             (140,000)      (120,000)
                                                     __________     __________
     Increase (decrease) in cash and
      cash equivalents                                  521,785     (1,918,642)
     Cash and cash equivalents, beginning
      of period                                       1,336,219      2,022,967
                                                     __________     __________
     Cash and cash equivalents, end of period        $1,858,004     $  104,325
                                                     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999
                                 (Unaudited)

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 48 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated tech-nological developments affecting equipment and competitive factors in the marketplace are considered among other things, as part of this review.
    In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $86,265 and $81,117 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resi-dual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 1999 is as follows:

        Minimum lease payments to be received          $2,808,000
        Unguaranteed residuals                            143,000
        Unearned rental income                           (233,000)
        Unearned residual income                          (18,000)
                                                       __________
                                                       $2,700,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1999 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________      __________

                       1999                      $199,000      $  645,000
                       2000                       132,000       1,305,000
                       2001                        51,000         709,000
                       2002                        30,000          94,000
                       2003                          -             55,000
                                                 ________      __________
                                                 $412,000      $2,808,000
                                                 ========      ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of rental payments on equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distri-butions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

                    FIDELITY LEASING INCOME FUND VIII, L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1999 and 1998:

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                1999          1998        1999        1998
                                ____          ____        ____        ____

     Management fee           $12,677       $24,165     $23,452     $46,046
     Reimbursable costs        35,532        36,480      62,989      66,722

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    All of the main software systems utilized to generate information for the Fund are now Year 2000 compliant and in the testing phase. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


4.  CASH DISTRIBUTIONS

    The General Partner declared and paid a cash distribution of $20,000 in June 1999 for the month ended April 30, 1999, to all admitted partners as of April 30, 1999. The General Partner declared and paid two cash dis-tributions of $20,000 each subsequent to June 30, 1999 for the months ended May 31 and June 30, 1999, to all admitted partners as of May 31 and June 30, 1999.

FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $256,307 and $619,313 for the three months ended June 30, 1999 and 1998, respectively, and $489,910 and $1,189,433 for the six months ended June 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 67% and 96% of total revenues for the second quarter of 1999 and 1998, respectively, and 64% and 96% of total revenues for the six months ended
June 30, 1999 and 1998, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. In 1999, rental income de-creased by approximately $823,000 because of equipment that came off lease and terminated or sold. The Fund, however, invested in direct financing leases during the last nine months of 1998 which generated approximately $93,000 in income earned on direct financing leases for the six months ended June 30, 1999. The increase in this account served to lower the amount of the overall decrease in revenues during the first six months of 1999. Additionally, the Fund recognized $19,021 in net gain on sale of equipment during the six months ended June 30, 1999 compared to $225 for the same period in 1998 which also reduced the decrease in total revenues in 1999. Furthermore, the Fund recorded late charges of approximately $13,000 in 1999 which are included in other income. There were no late charges recorded in 1998. This also lowered the overall decrease in revenues in 1999.

    Expenses were $222,747 and $630,348 for the three months ended June 30, 1999 and 1998, respectively, and $412,183 and $1,128,202 for the six months ended June 30, 1999 and 1998, respectively. Depreciation expense comprised 44% and 75% of total expenses during the second quarter of 1999 and 1998, respectively and 47% and 80% of total expenses for the six months ended June 30, 1999 and 1998, respectively. The decrease in expenses was primarily attributable to the decrease in depreciation expense resulting from sales or terminations of equipment under operating leases since the second quarter of 1998. Management fee to related party also decreased in 1999 which contri-buted to the overall decrease in expenses during the six months ended June 30, 1999. This decrease partially related to the decrease in rental income on operating leases earned by the Fund. Additionally, the Fund invested in direct financing leases during the last nine months of 1998 which meet the requirements of full pay-out leases for management fee calculation purposes. The Fund paid a lower management fee of 2% on full-pay out leases which also accounted for the decrease in total expenses in 1999.

    The Fund's net income (loss) was $33,560 and ($11,035) for the three months ended June 30, 1999 and 1998, respectively, and $77,727 and $61,231 for the six months ended June 30, 1999 and 1998, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $2.53 and $(0.87) based on a weighted average number of equivalent limited partnership units outstanding of 13,013 and

FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

13,350 for the three months ended June 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $5.86 and $4.49 based on a weighted average number of equivalent limited partnership units outstanding of 13,060 and 13,362 for the six months ended June 30, 1999 and 1998, respectively.

     The Fund generated $182,798 and $541,503 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 1999 and 1998, respectively. The Fund distributed 11% and 4% of these amounts to partners during the second quarter of 1999 and 1998, respectively and 22% and 7% of these amounts to partners subsequent to June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Fund generated $339,717 and $1,039,181 of cash from operations and distributed 24% and 8% of these amounts to partners during the six months ended June 30, 1999 and 1998, respectively and 12% and 4% of these amounts to partners subsequent to June 30, 1999 and 1998, respectively. For finan-cial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods. During the six months ended June 30, 1999, the Fund made no purchases of equipment subject to operating leases. During the six months ended June 30, 1998, the Fund purchased $2,165,254, of equipment subject to operating leases. The Fund also invested $348,160 and $826,885 in direct financing leases during the six months ended June 30, 1999 and 1998, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VIII, L.P.
                                 June 30, 1999


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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8-12-99      By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            8-12-99      By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)