Form 10-Q
period 1999-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 1999-11-12
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1999                     1998
                                         _____________            ____________

Cash and cash equivalents                 $2,098,865               $1,336,219

Accounts receivable                          115,871                  154,987

Due from related parties                      17,457                   62,993

Equipment under operating leases
(net of accumulated depreciation
of $1,558,766 and $5,339,099,
respectively)                                358,305                  656,241

Net investment in direct financing leases  2,436,354                2,817,738

Equipment held for sale or lease              22,000                  102,002
                                          __________               __________
       Total assets                       $5,048,852               $5,130,180
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   20,677               $    9,503

     Accounts payable and
      accrued expenses                        50,619                  106,614

     Due to related parties                    3,450                    7,068
                                          __________               __________

       Total liabilities                      74,746                  123,185

Partners' capital                          4,974,106                5,006,995
                                          __________               __________
           Total liabilities and
            partners' capital             $5,048,852               $5,130,180
                                          ==========               ==========








     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       1999      1998        1999       1998
                                       ____      ____        ____       ____

Income:
     Rentals                         $131,882  $577,186    $445,659  $1,713,907
     Earned income on direct
      financing leases                 47,140    28,486     151,430      36,776
     Interest                          25,275     3,565      56,185      45,813
     Gain on sale of equipment,
      net                              18,912    72,145      37,933      72,370
     Other                              5,021     1,868      26,933       3,817
                                     ________  ________    ________  __________

                                      228,230   683,250     718,140   1,872,683
                                     ________  ________    ________  __________

Expenses:
     Depreciation                      89,253   404,242     283,999   1,301,300
     Write-down of equipment
      to net realizable value            -       92,500      86,265     173,617
     General and administrative        16,197    28,844      60,928      66,104
     General and administrative to
      related party                    22,163    29,639      85,152      96,361
     Management fee to related party   11,233    26,049      34,685      72,095
                                     ________  ________    ________  __________

                                      138,846   581,274     551,029   1,709,477
                                     ________  ________    ________  __________

Net income                           $ 89,384  $101,976    $167,111  $  163,206
                                     ========  ========    ========  ==========


Net income per equivalent
  limited partnership unit           $   6.83  $   7.59    $  12.68  $    12.08
                                     ========  ========    ========  ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           13,002    13,365      13,040      13,363
                                     ========  ========    ========  ==========








     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1999

                                    (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1999         $(8,336)     21,695  $5,015,331    $5,006,995

Cash distributions                (2,000)       -       (198,000)     (200,000)

Net income                         1,800        -        165,311       167,111
                                 _______      ______  __________    __________

Balance, September 30, 1999      $(8,536)     21,695  $4,982,642    $4,974,106
                                 =======      ======  ==========    ==========






































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1999 and 1998

                                     (Unaudited)

                                                          1999         1998
                                                          ____         ____
Cash flows from operating activities:
     Net income                                       $  167,111    $  163,206
                                                      __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                        283,999     1,301,300
     Write-down of equipment to net
      realizable value                                    86,265       173,617
     Gain on sale of equipment, net                      (37,933)      (72,370)
     (Increase) decrease in accounts receivable           39,116       (96,446)
     (Increase) decrease in due from related parties      45,536       (88,505)
     Increase (decrease) in lease rents paid
      in advance                                          11,174       (45,902)
     Increase (decrease) in accounts payable -
      equipment                                             -          246,952
     Increase (decrease) in accounts payable and
      accrued expenses                                   (55,995)       (7,923)
     Increase (decrease) in other, net                    (3,618)       (6,763)
                                                      __________    __________
                                                         368,544     1,403,960
                                                      __________    __________
     Net cash provided by operating activities           535,655     1,567,166
                                                      __________    __________
Cash flows from investing activities:
     Acquisition of equipment                               -       (1,508,883)
     Investment in direct financing leases              (348,160)   (1,701,986)
     Proceeds from sale of equipment                      45,607       165,827
     Proceeds from direct financing leases,
      net of earned income                               729,544       168,417
                                                      __________    __________
     Net cash provided by (used in) investing
      activities                                         426,991    (2,876,625)
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                      (200,000)     (160,000)
                                                      __________    __________
     Net cash used in financing activities              (200,000)     (160,000)
                                                      __________    __________
     Increase (decrease) in cash
      and cash equivalents                               762,646    (1,469,459)
     Cash and cash equivalents, beginning of
      period                                           1,336,219     2,022,967
                                                      __________    __________
     Cash and cash equivalents, end of period         $2,098,865    $  553,508
                                                      ==========    ==========



     The accompanying notes are an integral part of these financial statements.

FIDELITY LEASING INCOME FUND VIII, L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

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

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $86,265 and $173,617 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1999 is as follows:

          Minimum lease payments to be received          $2,497,000
          Unguaranteed residuals                            143,000
          Unearned rental income                           (188,000)
          Unearned residual income                          (16,000)
                                                         __________
                                                         $2,436,000
                                                         ==========

                       FIDELITY LEASING INCOME FUND VIII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1999 are as follows:

                                                             Direct
       Years Ending December 31             Operating       Financing
       ________________________             _________       _________

                 1999                       $127,000        $  326,000
                 2000                        132,000         1,305,000
                 2001                         51,000           709,000
                 2002                         30,000            94,000
                 2003                           -               63,000
                                            ________        __________
                                            $340,000        $2,497,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1999 and 1998:

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                1999        1998        1999         1998
                                ____        ____        ____         ____

       Management fee         $11,233     $26,049     $34,685      $72,095
       Reimbursable costs      22,163      29,639      85,152       96,361

                       FIDELITY LEASING INCOME FUND VIII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

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

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $20,000 in September 1999 for the month ended July 31, 1999, to all admitted partners as of July 31, 1999. The General Partner declared and paid two cash distributions of $20,000 each subsequent to September 30, 1999 for the months ended August 31 and September 30, 1999 to all admitted partners as of August 31 and September 30, 1999.

FIDELITY LEASING INCOME FUND VIII, L. P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $228,230 and $683,250 for the three months ended September 30, 1999 and 1998, respectively, and $718,140 and $1,872,683 for the nine months ended September 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 58% and 84% of total revenues for the third quarter of 1999 and 1998, respectively, and 62% and 92% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income decreased approximately $1,268,000 because of equipment that came off lease and terminated or sold. Additionally, the Fund recognized $37,933 of net gain on sale of equipment during the nine months ended September 30, 1999 compared to $72,370 for the same period in 1998. The decrease in this account also contributed to the overall decrease in revenues in 1999. However, the Fund invested in direct financing leases during 1998 which generated $151,430 and $36,776 of earned income during the first nine months of 1999 and 1998, respectively. The increase in earned income on direct financing leases for this period served to mitigate the overall decrease in revenues in 1999. Furthermore, the Fund recorded late charges on rentals of approximately $13,000 in 1999 that are included in other income. There were no late charges recorded in 1998. This increase also lowered the decrease in total revenues in 1999.

    Expenses were $138,846 and $581,274 for the three months ended
September 30, 1999 and 1998, respectively, and $551,029 and $1,709,477 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense comprised 64% and 70% of total expenses during the third quarter of 1999 and 1998, respectively, and 52% and 76% of total expenses for the nine months ended September 30, 1999 and 1998, respectively. The decrease in expenses was primarily attributable to the decrease in depreciation expense resulting from sales or terminations of equipment under operating leases since the third quarter of 1998. Additionally, the decrease in write-down of equipment to net realizable value also accounted for the overall decrease in expenses in 1999. Based upon the quarterly review of the recover-ability of the undepreciated cost of rental equipment, $86,265 and $173,617 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Management fee to related party also decreased in 1999 which contributed to the decrease in total expenses. The decrease in this account was partially related to the decrease in rental income earned by the Fund on operating leases. The Fund also paid lower management fees of 2% to the General Partner on full pay-out leases. Many of the leases purchased in 1998 were direct financing leases which meet the requirements of full pay-out leases for the purpose of calculating management fees.

                       FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $89,387 and $101,976 for the three months ended September 30, 1999 and 1998, respectively, and $167,111 and $163,206 for the nine months ended September 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $6.83 and $7.59 based on a weighted average number of equivalent limited partnership units outstanding of 13,002 and 13,365 for the three months ended September 30 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $12.68 and $12.08 based on a weighted average number of equivalent limited partnership units outstanding of 13,040 and 13,363 for the nine months ended September 30, 1999 and 1998, respectively.

    The Fund generated $159,728 and $526,573 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 1999 and 1998, respectively and distributed 13% and 0% of these amounts to partners during the third quarter of 1999 and 1998, respec-tively and 25% and 11% of these amounts to partners subsequent to September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Fund generated $499,442 and $1,565,753 of cash from operations and distributed 28% and 8% of these amounts to partners during the nine months ended September 30, 1999 and 1998, respectively and 8% and 4% of these amounts to partners subsequent to September 30, 1999. For financial statement pur-poses, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods. During the nine months ended September 30, 1999, the Fund made no purchases of equipment subject to operating leases. During the nine months ended September 30, 1998, the Fund purchased $1,508,883 of equipment subject to operating leases. The Fund also invested $348,160 and $1,701,986 in direct financing leases during the nine months ended September 30, 1999 and 1998, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                 September 30, 1999

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

                       FIDELITY LEASING INCOME FUND VIII, L.P.




          11-10-99   By:  Freddie M. Kotek
________        ____________________________
  Date          Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




          11-10-99   By:  Marianne T. Schuster
________        ____________________________
  Date          Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)