Form 10-K
period 1999-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2000-03-24
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the year ended December 31, 1999/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

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

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes__X__ No____
The number of outstanding limited partnership units of the Registrant at December 31, 1999 is 21,695.There is no public market for these securities.

The index of Exhibits is located on page 12.

                                      PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1990 and acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, com-puter terminals, technical workstations, networking equipment, as well as other electronic equipment that is leased to third parties on a short-term basis.
The Fund's principal objective is to generate leasing revenues for distri-bution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1999, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Technical Workstations and Terminals    $1,074,786             62.41%
      Tape Storage Systems                       426,714             24.78
      Other                                      220,638             12.81
                                              __________            ______
      Totals                                  $1,722,138            100.00%
                                              ==========            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Technical Workstations and Terminals    $1,912,760             44.54%
      Network Communications                   1,704,047             39.68
      PCB Assembly Equipment                     293,687              6.84
      Printers                                    68,531              1.59
      Tape Storage Systems                         7,663              0.18
      Other                                      308,114              7.17
                                              __________            ______
      Totals                                  $4,294,802            100.00%
                                              ==========            ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Consumer Products/Retailing             $  656,670             38.13%
      Computers/Data Processing                  646,919             37.56
      Manufacturing/Refining                     418,549             24.31
                                              __________            ______
      Totals                                  $1,722,138            100.00%
                                              ==========            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Consumer Products/Retailing             $3,613,866             84.14%
      Manufacturing/Refining                     338,001              7.87
      Telecommunications                         293,687              6.84
      Diversified Financial/Banking/Insurance     49,248              1.15
                                              __________            ______
      Totals                                  $4,294,802            100.00%
                                              ==========            ======

Average Initial Term of Leases (in months):  35

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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 1999
              Limited Partnership Interests             952
              General Partnership Interest                1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              1999         1998         1997         1996         1995
Total Income              $1,051,009   $2,790,169   $2,273,084   $2,258,564   $2,543,493
Net Income (Loss)            364,639       93,898      382,297       24,373     (137,721)
Distributions to Partners    240,000      220,000      240,000      225,000    1,105,691
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit              27.55         6.87        28.53         1.62        (9.05)
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     13,105       13,312       13,264       13,396       15,067

                                                December 31,
                              1999         1998         1997         1996         1995
Total Assets              $5,203,246   $5,130,180   $5,276,226   $5,071,493   $5,596,725
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         296,219      758,243    3,014,540    2,572,350    2,395,085
Net Investment in
 Direct Financing Leases   3,103,244    2,817,738         -            -            -
Limited Partnership
 Units                        21,695       21,695       21,695       21,695       22,812
Limited Partners                 952          945          942          943          962

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $1,051,009, $2,790,169 and $2,273,084 for the years ended December 31, 1999, 1998 and
1997, respectively. Rental income from the leasing of equipment accounted for 56%, 90% and 90% of total revenues in 1999, 1998 and 1997, respectively. The decrease in total revenues in 1999 and the increase in total revenues in 1998 was primarily attributable to the change in rental income. Rental income decreased by approximately $1,207,000 in 1999 because of equipment that terminated and sold during both 1999 and 1998. Additionally, the Fund entered into transactions in which it collected the remaining rents owed on certain leases resulting in the recognition of $712,000 of rental income during the last quarter of 1998 which also contributed to the decrease in rental income in 1999 and the increase in this account in 1998. In 1998, rental income also increased by approximately $220,000 because of equipment purchased during the year as well as rents earned on 1997 equipment purchases for which a full year of rental income was earned in 1998 and only a partial year was earned in 1997. This increase in rental income, however, was reduced by approximately $464,000 because of equipment that came off lease and was released at lower rental rates or sold. The Fund recognized a net gain on sale of equipment of $49,407, $85,228 and $142,890 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in this account also contributed to the total decrease in income in 1999 and lowered the total increase in income in 1998. The Fund also invested in $1.9 million of direct financing leases during the year ended December 31, 1999 and $3.3 million during the year ended December 31, 1998. There were no investments made in direct financing leases in 1997. For the twelve months ended December 31, 1999 and 1998, the Fund recognized $304,000 and $128,000 of earned income on these direct financing leases which mitigated the overall decrease in revenues in 1999 and contributed to the increase in total revenues in 1998.

     Expenses were $686,370, $2,696,271 and $1,890,787 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense comprised 53%, 78% and 84% of total expenses during the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in total expenses in 1999 and the increase in total expenses in 1998 was primarily related to the change in depreciation expense. In 1999, depreciation expense decreased because of equipment that terminated and sold. Further, in the last quarter of 1998, the Fund recorded additional depreciation of $762,000 on equipment discussed above for which the Fund entered into transactions to collect the remaining rents owed on certain leases. This additional depreciation also accounted for the decrease in depreciation expense in 1999 and the increase in depreciation expense in 1998. The changes in total expenses in 1999, 1998 and 1997 are also related to the fluctuation in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $80,267, $246,318 and $32,282 was charged to operations to write down equipment to its estimated net realizable value during the years ended December 31, 1999, 1998 and 1997, respectively. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and infor-mation provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, the variation in management fee to related party resulting from the variation in rental income in 1999 and 1998 also contributed to the overall decrease in expenses during this year and the increase in expenses in 1998. The Fund also paid lower management fees of 2% of rentals on full pay-out leases. Many of the leases purchased in 1999 and 1998 were direct financing leases which meet the requirements of full pay-out leases for the purpose of calculating management fees.

     The Fund's net income was $364,639, $93,898 and $382,297 for the years ended December 31, 1999, 1998 and 1997, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $27.55, $6.87 and $28.53 based on a weighted average number of equivalent limited partnership units outstanding of 13,105, 13,312 and 13,264 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Fund generated cash from operations of $760,331, $2,358,458 and $1,863,778, for the purpose of determining cash available for distribution, and distributed 24%, 8% and 11% to partners in 1999, 1998 and 1997, respec-tively, and 8%, 2% and 2% in January and February 2000, 1999 and 1998, respec-tively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund began the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund continued to purchase equipment for lease with cash available from operations which was not distributed to partners. During the years ended December 31, 1998 and 1997, the Fund purchased $231,262 and $1,066,561, respectively, of equipment subject to operating leases. The Fund also invested in $1,857,519 and $3,312,383 of direct financing leases during the years ended December 31, 1999 and 1998, respectively.

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

     FREDDIE M. KOTEK, age 44, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 50, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1989 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 37, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     MARIANNE T. SCHUSTER, age 41, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 32, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1999:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            F.L. Partnership
             Management, Inc.          General Partner       $57,784(1)
                                                             =======

           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1999, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1999, the Fund was charged by the General Partner $57,784 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and manage-ment services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equip-ment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus an 11% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During 1999, the General Partner received cash distributions of $2,400.

     The Fund incurred $113,635 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1999.

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

Dated March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



Freddie M. Kotek
___________________________   Chairman of the Board of Directors         3-23-00
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
___________________________   Director of F.L. Partnership               3-23-00
Michael L. Staines             Management, Inc.



Marianne T. Schuster
___________________________   Vice President and Controller              3-23-00
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 1999 and 1998             F-3

          Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997                           F-5

          Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                           F-6

          Notes to Financial Statements                            F-7 - F-12


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 11, 2000

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                      1999                1998
       Cash and cash equivalents                   $1,628,789          $1,336,219

       Accounts receivable                             97,705             154,987

       Due from related parties                        77,289              62,993

       Equipment under operating leases
        (net of accumulated depreciation
        of $1,438,669 and $2,426,589,
        respectively)                                 283,469             656,241

       Net investment in direct financing
        leases                                      3,103,244           2,817,738

       Equipment held for sale or lease                12,750             102,002
                                                   __________          __________

               Total assets                        $5,203,246          $5,130,180
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   12,701          $    9,503

             Accounts payable and
              accrued expenses                         52,747             106,614

             Due to related parties                     6,164               7,068
                                                   __________          __________

                Total liabilities                      71,612             123,185

       Partners' capital                            5,131,634           5,006,995
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $5,203,246          $5,130,180
                                                   ==========          ==========


The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                       STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                1999           1998           1997

Income:
  Rentals                                    $  589,216     $2,507,807     $2,039,604
  Earned income on direct
   financing leases                             304,021        128,079           -
  Interest                                       81,090         58,324         88,212
  Gain on sale of equipment, net                 49,407         85,228        142,890
  Other                                          27,275         10,731          2,378
                                             __________     __________     __________
                                              1,051,009      2,790,169      2,273,084
                                             __________     __________     __________

Expenses:
  Depreciation                                  364,832      2,103,470      1,592,089
  Write-down of equipment to
   net realizable value                          80,267        246,318         32,282
  General and administrative                     69,852         88,133         61,228
  General and administrative to
   related party                                113,635        145,328        124,149
  Management fee to related party                57,784        113,022         81,039
                                             __________     __________     __________
                                                686,370      2,696,271      1,890,787
                                             __________     __________     __________

Net income                                   $  364,639     $   93,898     $  382,297
                                             ==========     ==========     ==========

Net income per equivalent
 limited partnership unit                    $    27.55     $     6.87     $    28.53
                                             ==========     ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               13,105         13,312         13,264
                                             ==========     ==========     ==========









The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF PARTNERS' CAPITAL

                    For the years ended December 31, 1999, 1998 and 1997

                                       General       Limited Partners
                                       Partner      Units        Amount          Total
                                      ________      ___________________          _____
Balance, January 1, 1997              $ (9,959)     21,695    $5,000,759      $4,990,800

Cash distributions                      (2,400)       -         (237,600)       (240,000)

Net income                               3,823        -          378,474         382,297
                                      ________      ______    __________      __________

Balance, December 31, 1997              (8,536)     21,695     5,141,633       5,133,097

Cash distributions                      (2,200)       -         (217,800)       (220,000)

Net income                               2,400        -           91,498          93,898
                                      ________      ______    __________       _________

Balance, December 31, 1998              (8,336)     21,695     5,015,331       5,006,995

Cash distributions                      (2,400)       -         (237,600)       (240,000)

Net income                               3,646        -          360,993         364,639
                                      ________      ______    __________      __________

Balance, December 31, 1999            $ (7,090)     21,695    $5,138,724      $5,131,634
                                      ========      ======    ==========      ==========












The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  1999          1998          1997
Cash flows from operating activities:
  Net income                                   $  364,639    $   93,898    $  382,297
                                               __________    __________    __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                    364,832     2,103,470     1,592,089
  Write-down of equipment to net
   realizable value                                80,267       246,318        32,282
  (Gain) loss on sale of equipment, net           (49,407)      (85,228)     (142,890)
  (Increase) decrease in accounts receivable       57,282          (175)       61,884
  (Increase) decrease in due from
   related parties                                (14,296)       20,914       (81,030)
  Increase (decrease) in lease rents paid in
   advance                                          3,198       (73,007)       38,698
  Increase (decrease) in accounts payable
   and accrued expenses                           (53,867)       53,913        24,534
  Increase (decrease) in due to related parties      (904)         (850)         (796)
                                               __________    __________    __________
                                                  387,105     2,265,355     1,524,771
                                               __________    __________    __________
  Net cash provided by operating activities       751,744     2,359,253     1,907,068
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                           -         (231,262)   (1,066,561)
  Investment in direct financing leases        (1,857,519)   (3,312,383)         -
  Proceeds from direct financing leases,
   net of earned income                         1,572,013       494,645          -
  Proceeds from sale of equipment                  66,332       222,999       142,890
                                               __________    __________    __________
  Net cash used in investing activities          (219,174)   (2,826,001)     (923,671)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                  (240,000)     (220,000)     (240,000)
                                                _________    __________    __________
  Net cash used in financing activities          (240,000)     (220,000)     (240,000)
                                               __________    __________    __________
Increase (decrease) in cash and cash
  equivalents                                     292,570      (686,748)      743,397

Cash and cash equivalents, beginning of year    1,336,219     2,022,967     1,279,570
                                               __________    __________    __________
Cash and cash equivalents, end of year         $1,628,789    $1,336,219    $2,022,967
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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

     The Fund's leasing operations consist of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income con-sists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, tech-nological developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments

                      FIDELITY LEASING INCOME FUND VIII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments (Continued)

for the year ended December 31, 1999. However, the Fund recorded an adjustment of approximately $73,000 and $18,000 or $5.48 and $1.36 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998 and 1997, respectively.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund's operating system is Year 2000 capable. Additionally, all of the main software systems used to generate information for the Fund are Year 2000 compliant.

     The costs incurred to make the software systems Year 2000 compliant were not material as of December 31, 1999.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems are Year 2000 compliant. The Fund has not experi-enced any problems with outside suppliers regarding Year 2000 compliance issues.

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

5.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 36 months.

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1999, 1998 and 1997, approxi-mately $80,000, $246,000 and $32,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in sub-sequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 1999 is as follows:

              Minimum lease payments to be received            $3,192,000
              Unguaranteed residuals                              221,000
              Unearned rental income                             (275,000)
              Unearned residual income                            (35,000)
                                                               __________
                                                               $3,103,000
                                                               ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                             Direct
                                         Operating         Financing

                    2000                  $182,000        $1,526,000
                    2001                    51,000         1,223,000
                    2002                    34,000           380,000
                    2003                      -               63,000
                                          ________        __________
                                          $267,000        $3,192,000
                                          ========        ==========

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 4% or 2% of rental payments from equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price

                      FIDELITY LEASING INCOME FUND VIII, L.P.

6.  RELATED PARTY TRANSACTIONS (Continued)

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        1999        1998         1997

        Management fee                $ 57,784    $113,022     $ 81,039
        Reimbursable costs             113,635     145,328      124,149

     The Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains its banking relationship with Hudson United Bancorp. The Chairman of Resource America, Inc. does not hold a position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 1999 and 1998 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1999 and 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1999, four customers accounted for approximately 34%, 16%, 14% and 12% of the Fund's rental income. For the year ended December 31, 1998, two customers accounted for approximately 32% and 14% of the Fund's rental income. For the year ended December 31, 1997, three customers generated approximately 29%, 15% and 13% of the Fund's rental income.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         1999           1998           1997
                      March                  $ 60,000       $ 40,000       $ 60,000
                      June                     80,000         80,000         80,000
                      September                60,000         40,000         40,000
                      December                 40,000         60,000         60,000
                                             ________       ________       ________
                                             $240,000       $220,000       $240,000
                                             ========       ========       ========

     In addition, the General Partner declared and paid three cash distri-butions of $20,000 each in January and February 2000 for each of the months ended October 31, November 30 and December 31, 1999, for an aggregate of $60,000 to all admitted partners as of October 31, November 30 and December 31, 1999.