Form 10-Q
period 2000-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2000-05-11
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2000                     1999
                                           ________                 ________

Cash and cash equivalents                 $2,163,100               $1,628,789

Accounts receivable                          140,531                   97,705

Due from related parties                       6,853                   77,289

Equipment under operating leases
 (net of accumulated depreciation
 of $1,505,593 and $1,438,669,
 respectively)                               216,545                  283,469

Net investment in direct
 financing leases                          2,779,273                3,103,244

Equipment held for sale or lease               6,250                   12,750
                                          __________               __________

       Total assets                       $5,312,552               $5,203,246
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  108,061               $   12,701

     Accounts payable and
      accrued expenses                        47,566                   52,747

     Due to related parties                    7,429                    6,164
                                          __________               __________

       Total liabilities                     163,056                   71,612

Partners' capital                          5,149,496                5,131,634
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,312,552               $5,203,246
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2000 and 1999

                                  (Unaudited)

                                                    2000              1999
                                                  ________          ________

Income:
     Rentals                                      $110,626          $141,855
     Earned income on direct financing leases       57,481            49,547
     Interest                                       22,971            16,250
     Gain on sale of equipment, net                  4,600            19,021
     Other                                             663             6,930
                                                  ________          ________

                                                   196,341           233,603
                                                  ________          ________

Expenses:
     Depreciation                                   66,924            97,373
     Write-down of equipment to net
       realizable value                               -               34,400
     General and administrative                     19,726            19,431
     General and administrative to related
       party                                        20,030            27,457
     Management fee to related party                11,799            10,775
                                                  ________          ________

                                                   118,479           189,436
                                                  ________          ________

Net income                                        $ 77,862          $ 44,167
                                                  ========          ========


Net income per equivalent
  limited partnership unit                        $   5.77          $   3.32
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,351            13,106
                                                  ========          ========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 2000

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner    Units     Amount         Total
                                  _______    _____     ______         _____

Balance, January 1, 2000         $(7,090)    21,695  $5,138,724    $5,131,634

Cash distributions                  (600)      -        (59,400)      (60,000)

Net income                           779       -         77,083        77,862
                                 ________    ______  __________    __________

Balance, March 31, 2000          $(6,911)    21,695  $5,156,407    $5,149,496
                                 ========    ======  ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                         2000          1999
                                                      __________    __________
Cash flows from operating activities:
     Net income                                       $   77,862    $   44,167
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                       66,924        97,373
       Write-down of equipment to net realizable value      -           34,400
       (Gain) loss on sale of equipment, net              (4,600)      (19,021)
       (Increase) decrease in accounts receivable        (42,826)       (2,539)
       (Increase) decrease in due from related parties    70,436        59,121
       Increase (decrease) in lease rents paid
        in advance                                        95,360        52,160
       Increase (decrease) in accounts payable and
        accrued expenses                                  (5,181)      (62,179)
       Increase (decrease) due to related parties          1,265          (943)
                                                      __________    __________
                                                         181,378       158,372
                                                      __________    __________
     Net cash provided by operating activities           259,240       202,539
                                                      __________    __________
Cash flows from investing activities:
     Proceeds from direct financing leases,
      net of earned income                               323,971       218,006
     Proceeds from sale of equipment                      11,100        23,000
                                                      __________    __________
     Net cash provided by investing activities           335,071       241,006
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                       (60,000)      (60,000)
                                                      __________    __________
     Net cash used in financing activities               (60,000)      (60,000)
                                                      __________    __________

     Increase in cash and cash equivalents               534,311       383,545

     Cash and cash equivalents, beginning
      of period                                        1,628,789     1,336,219
                                                      __________    __________

     Cash and cash equivalents, end of period         $2,163,100    $1,719,764
                                                      ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years.
    Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its unde-preciated cost. Recent and anticipated technological developments af-fecting the equipment and competitive factors in the marketplace are con-sidered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value during the quarter ended March 31, 2000 and $34,400 was charged to write-down of equipment to net realiz-able value for the quarter ended March 31, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financ-ing leases are for initial lease terms ranging from 32 to 48 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resid-ual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2000 is as follows:

          Minimum lease payments to be received        $2,810,000
          Unguaranteed residuals                          222,000
          Unearned rental income                         (222,000)
          Unearned residual income                        (31,000)
                                                       __________
                                                       $2,779,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2000 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2000                       $101,000         $1,144,000
                2001                         51,000          1,223,000
                2002                         30,000            380,000
                2003                           -                63,000
                                           ________         __________
                                           $182,000         $2,810,000
                                           ========         ==========

    Subsequent to March 31, 2000, the Fund invested in a direct financing lease of approximately $1,111,000 for an initial lease term of 29 months. The minimum lease payments to be received on this lease are $357,000 in 2000, $476,000 in 2001 and $317,000 in 2002.

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

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2000             1999
                                             ________         ________

          Management fee                      $11,799          $10,775
          Reimbursable costs                   20,030           27,457

    Amounts due from related parties at March 31, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2000 and December 31, 1999 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affili-ated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $20,000 each subsequent to March 31, 2000 for the months ended January 31, February 29 and March 31, 2000, to all admitted partners as of January 31, February 29 and March 31, 2000.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $196,341 and $233,603 for the three months ended March 31, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 56% and 61% of total revenues for the first quarter of 2000 and 1999, respectively. The decrease in revenues in 2000 was primarily attributable to the decrease in rental income. In 2000, rental income decreased by approximately $31,000 because of equipment under operating leases that came off lease or was sold since the first quarter of 1999. Additionally, the Fund recognized $4,600 of net gain on sale of equipment during the first three months of 2000 compared to $19,021 for the first three months of 1999. The decrease in this account also contributed the decrease in total revenues in 2000.

    Expenses were $118,479 and $189,436 for the three months ended
March 31, 2000 and 1999, respectively.  Depreciation expense comprised
56% and 51% of total expenses for the first quarter of 2000 and 1999, respectively. The decrease in expenses in 2000 is partly related to the decrease in depreciation expense resulting from equipment under operating leases that came off lease or was sold since the first quarter of 1999. Additionally, the decrease in write-down of equipment to net realizable value in the first quarter of 2000 also accounted for the decrease in total ex-penses in this year. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value recorded for the three months ended
March 31, 2000 compared to $34,400 of write-down of equipment to net realizable value recorded during the three months ended March 31, 1999.
Any future losses are dependent upon unanticipated technological develop-ments affecting the types of equipment in the portfolio in subsequent years.

    The Fund's net income was $77,862 and $44,167 for the three months ended March 31, 2000 and 1999, respectively. The net income per equivalent limited partnership unit, after income allocated to the General Partner, was $5.77 and $3.32 based on a weighted average number of equivalent limited partnership units outstanding of 13,351 and 13,106 for the three months ended March 31, 2000 and 1999, respectively.

    The Fund generated $140,186 and $156,919 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2000 and 1999, respectively. There were no cash distributions paid to partners during the first quarter of 2000 and 1999 for the three months ended March 31, 2000 and 1999. However, the General Partner declared and paid three cash distributions of $20,000 each during the first quarter of 2000 for the months ended October 31, November 30 and December 31, 1999. Subsequent to March 31, 2000 and 1999, 43% and 38% of

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

the cash available from operations was paid to partners for the first quarter of 2000 and 1999, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in prior periods.

    Subsequent to March 31, 2000, the Fund invested in a direct financing lease of approximately $1,111,000 for an initial lease term of 29 months commencing in April 2000.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 2000

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-11-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            5-11-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)