Form 10-Q
period 2000-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2000-08-10
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2000                     1999
                                           ________                 ________

Cash and cash equivalents                 $1,459,122               $1,628,789

Accounts receivable                          189,427                   97,705

Due from related parties                      10,425                   77,289

Equipment under operating leases
 (net of accumulated depreciation of
 $927,728 and $1,438,669, respectively)      137,740                  283,469

Net investment in direct financing
 leases                                    3,468,268                3,103,244

Equipment held for sale or lease               3,751                   12,750
                                          __________               __________
       Total assets                       $5,268,733               $5,203,246
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   10,104               $   12,701

     Accounts payable and
      accrued expenses                        31,769                   52,747

     Due to related parties                    2,141                    6,164
                                          __________               __________
       Total liabilities                      44,014                   71,612

Partners' capital                          5,224,719                5,131,634
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,268,733               $5,203,246
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  2000          1999       2000        1999
                                  ____          ____       ____        ____

Income:
     Rentals                     $ 54,577    $171,922   $165,203     $313,777
     Earned income on direct
      financing leases             78,038      54,743    135,519      104,290
     Interest                      13,745      14,660     36,716       30,910
     Gain on sale of equipment,
      net                          41,023        -        45,623       19,021
     Other                          8,160      14,982      8,823       21,912
                                 ________    ________   ________     ________

                                  195,543     256,307    391,884      489,910
                                 ________    ________   ________     ________

Expenses:
     Depreciation                  22,152      97,373     89,076      194,746
     Write-down of equipment
      to net realizable value        -         51,865       -          86,265
     General and administrative     7,899      25,300     27,625       44,731
     General and administrative
      to related party             18,333      35,532     38,363       62,989
     Management fee to related
      party                        11,936      12,677     23,735       23,452
                                 ________    ________   ________     ________

                                   60,320     222,747    178,799      412,183
                                 ________    ________   ________     ________

Net income                       $135,223    $ 33,560   $213,085     $ 77,727
                                 ========    ========   ========     ========

Net income per equivalent
 limited partnership unit        $   9.97    $   2.53   $  15.76     $   5.86
                                 ========    ========   ========     ========


Weighted average number of equivalent
 limited partnership units
 outstanding during the period     13,422      13,013     13,387       13,060
                                 ========    ========   ========     ========


The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                        STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 2000
                                  (Unaudited)

                                  General      Limited Partners
                                  Partner      Units     Amount       Total
                                  _______      _____     ______       _____

Balance, January 1, 2000         $(7,090)     21,695   $5,138,724   $5,131,634

Cash distributions                (1,200)       -        (118,800)    (120,000)

Net income                         2,131        -         210,954      213,085
                                 _______      ______   __________   __________

Balance, June 30, 2000           $(6,159)     21,695   $5,230,878   $5,224,719
                                 =======      ======   ==========   ==========































The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                         2000          1999
                                                     __________     __________
Cash flows from operating activities:
     Net income                                      $  213,085     $   77,727
                                                     __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                        89,076        194,746
     Write-down of equipment to net realizable value       -            86,265
     Gain on sale of equipment, net                     (45,623)       (19,021)
     (Increase) decrease in accounts receivable         (91,722)        86,845
     (Increase) decrease in due from related parties     66,864         34,147
     Increase (decrease) in lease rents paid
      in advance                                         (2,597)        45,037
     Increase (decrease) in accounts payable
      and accrued expenses                              (20,978)       (33,937)
     Increase (decrease) in other, net                   (4,023)        49,088
                                                     __________     __________
                                                         (9,003)       443,170
                                                     __________     __________
     Net cash provided by operating activities          204,082        520,897
                                                     __________     __________
Cash flows from investing activities:
     Investment in direct financing leases           (1,111,396)      (348,160)
     Proceeds from sale of equipment                    111,275         23,000
     Proceeds from direct financing leases,
      net of earned income                              746,372        466,048
                                                     __________     __________
     Net cash provided by (used in)
      investing activities                             (253,749)       140,888
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                     (120,000)      (140,000)
                                                     __________     __________
     Net cash used in financing activities             (120,000)      (140,000)
                                                     __________     __________
     Increase (decrease) in cash and
      cash equivalents                                 (169,667)       521,785
     Cash and cash equivalents, beginning
      of period                                       1,628,789      1,336,219
                                                     __________     __________
     Cash and cash equivalents, end of period        $1,459,122     $1,858,004
                                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 2000
                                 (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1999 financial statements have been reclassified to conform to the presentation in 2000.

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the ex-pected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated tech-nological developments affecting equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the six months ended June 30, 2000 and $86,265 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 29 to 48 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 2000 is as follows:

        Minimum lease payments to be received          $3,460,000
        Unguaranteed residuals                            337,000
        Unearned rental income                           (279,000)
        Unearned residual income                          (50,000)
                                                       __________
                                                       $3,468,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2000 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________      __________

                       2000                      $ 70,000      $1,001,000
                       2001                        51,000       1,702,000
                       2002                        31,000         698,000
                       2003                          -             59,000
                                                 ________      __________
                                                 $152,000      $3,460,000
                                                 ========      ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for ad-ministrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental pay-ments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash dis-tributions equal to the purchase price of their units plus an 11% cumu-

                   FIDELITY LEASING INCOME FUND VIII, L.P.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    lative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2000 and 1999:

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                2000          1999        2000        1999
                                ____          ____        ____        ____

     Management fee           $11,936       $12,677     $23,735     $23,452
     Reimbursable costs        18,333        35,532      38,363      62,989

    Amounts due from related parties at June 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $30,000 each subsequent to June 30, 2000 for the months ended April 30, May 31 and June 30, 2000, to all admitted partners as of April 30, May 31 and June 30, 2000.

                    FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $195,543 and $256,307 for the three months ended June 30, 2000 and 1999, respectively, and $391,884 and $489,910 for the six months ended June 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 28% and 67% of total revenues for the second quarter of 2000 and 1999, respectively, and 42% and 64% of total revenues for the six months ended
June 30, 2000 and 1999, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. In 2000, rental income de-creased by approximately $149,000 because of equipment that came off lease and was sold or equipment that renewed at lower rental rates. However, the increase in earned income on direct financing leases lowered the overall decrease in revenues in 2000. The Fund invested in direct financing leases during late 1999 and the second quarter of 2000 causing earned income on direct financing leases to increase from $104,000 during the six months ended June 30, 1999 to $136,000 during the six months ended June 30, 2000. Additionally, the Fund recognized $45,623 and $19,021 of net gain on sale of equipment for the six months ended June 30, 2000 and 1999, respectively. The increase in this account also served to lower the amount of the decrease in total revenues in 2000.

    Expenses were $60,320 and $222,747 for the three months ended June 30, 2000 and 1999, respectively, and $178,799 and $412,183 for the six months ended June 30, 2000 and 1999, respectively. Depreciation expense comprised
37% and 44% of total expenses during the second quarter of 2000 and 1999, respectively and 50% and 47% of total expenses for the six months ended
June 30, 2000 and 1999, respectively. The decrease in expenses was primarily attributable to the decrease in depreciation expense resulting from equipment under operating leases that came off lease or was sold since the second quarter of 1999. Additionally, the decrease in write-down of equipment to net realiz-able value during the first six months of 2000 also accounted for the decrease in total expenses in this year. Based upon the quarterly review of the re-coverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value recorded for the six months ended June 30, 2000 compared to $86,265 of write-down of equipment to net realizable value recorded for the six months ended June 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, general and administrative expense to related party decreased during the six months ended June 30, 2000 compared to the same period in 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund. The decrease in this account also contrib-uted to the overall decrease in expenses during the first six months of 2000.

    The Fund's net income was $135,223 and $33,560 for the three months ended June 30, 2000 and 1999, respectively, and $213,085 and $77,727 for the six

                    FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

months ended June 30, 2000 and 1999, respectively. The earnings per equiva-lent limited partnership unit, after earnings allocated to the General Partner, were $9.97 and $2.53 based on a weighted average number of equivalent limited partnership units outstanding of 13,422 and 13,013 for the three months ended June 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $15.76 and $5.86 based on a weighted average number of equivalent limited partnership units outstanding of 13,387 and 13,060 for the six months ended June 30, 2000 and 1999, respectively.

     The Fund generated $116,352 and $182,798 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2000 and 1999, respectively. The Fund made three cash distri-butions of $30,000 each subsequent to June 30, 2000 for the three months ended June 30, 2000. The Fund made one cash distribution of $20,000 in June 1999 for April 1999 and two cash distributions of $20,000 each subsequent to June 30, 1999 for the months of May and June 1999. For the six months ended June 30, 2000 and 1999, the Fund generated $256,538 and $339,717 of cash from operations, for the purpose of determining cash available for distribution.
The General Partner declared cash distributions totaling $150,000 and $120,000 for the six months ended June 30, 2000 and 1999, respectively. The Fund paid three cash distributions of $20,000 each during the first six months of 2000 and three cash distributions of $30,000 each subsequent to June 30, 2000. The Fund paid four cash distributions of $20,000 each during the first six months of 1999 and two cash distributions of $20,000 each subsequent to June 30, 1999. For financial statement purposes, the Fund records cash distributions to part-ners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund did not make any purchases of equipment subject to operat-ing leases during the six months ended June 30, 2000 and 1999, respectively. The Fund invested $1,111,396 and $348,160 in direct financing leases during the six months ended June 30, 2000 and 1999, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                    FIDELITY LEASING INCOME FUND VIII, L.P.
                                 June 30, 2000


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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8-10-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            8-10-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of F.L. Partnership
                             Management, Inc.
                             (Principal Financial Officer)