Form 10-Q
period 2000-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2000-11-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2000                     1999
                                         _____________            ____________

Cash and cash equivalents                 $1,749,993               $1,628,789

Accounts receivable                          346,797                   97,705

Due from related parties                      15,819                   77,289

Equipment under operating leases
 (net of accumulated depreciation
 of $947,862 and $1,438,669,
 respectively)                               117,607                  283,469

Net investment in direct financing leases  3,037,479                3,103,244

Equipment held for sale or lease                -                      12,750
                                          __________               __________
       Total assets                       $5,267,695               $5,203,246
                                          ==========               ==========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   10,135               $   12,701

     Accounts payable and
      accrued expenses                        33,341                   52,747

     Due to related parties                    3,863                    6,164
                                          __________               __________

       Total liabilities                      47,339                   71,612

Partners' capital                          5,220,356                5,131,634
                                          __________               __________
           Total liabilities and
            partners' capital             $5,267,695               $5,203,246
                                          ==========               ==========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       2000      1999        2000       1999
                                       ____      ____        ____       ____

Income:
     Rentals                         $ 68,639  $131,882    $233,842   $445,659
     Earned income on direct
      financing leases                 69,647    47,140     205,166    151,430
     Interest                          12,769    25,275      49,485     56,185
     Gain on sale of equipment, net      -       18,912      44,873     37,933
     Other                              1,618     5,021      10,441     26,933
                                     ________  ________    ________   ________

                                      152,673   228,230     543,807    718,140
                                     ________  ________    ________   ________

Expenses:
     Depreciation                      20,134    89,253     109,210    283,999
     Write-down of equipment
      to net realizable value            -         -           -        86,265
     General and administrative        12,844    16,197      40,469     60,928
     General and administrative to
      related party                    20,808    22,163      59,171     85,152
     Management fee to related party   12,500    11,233      36,235     34,685
     Loss on sale of equipment            750      -           -          -
                                     ________  ________    ________   ________

                                       67,036   138,846     245,085    551,029
                                     ________  ________    ________   ________

Net income                           $ 85,637  $ 89,384    $298,722   $167,111
                                     ========  ========    ========   ========


Net income per equivalent
  limited partnership unit           $   6.29  $   6.83    $  22.02   $  12.68
                                     ========  ========    ========   ========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           13,478    13,002      13,432     13,040
                                     ========  ========    ========   ========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2000

                                  (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2000         $(7,090)     21,695  $5,138,724    $5,131,634

Cash distributions                (2,100)       -       (207,900)     (210,000)

Net income                         2,987        -        295,735       298,722
                                 _______      ______  __________    __________

Balance, September 30, 2000      $(6,203)     21,695  $5,226,559    $5,220,356
                                 =======      ======  ==========    ==========



























     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                          2000         1999
                                                          ____         ____
Cash flows from operating activities:
     Net income                                       $  298,722    $  167,111
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                        109,210       283,999
     Write-down of equipment to net
      realizable value                                      -           86,265
     Gain on sale of equipment, net                      (44,873)      (37,933)
     (Increase) decrease in accounts receivable         (249,092)       39,116
     (Increase) decrease in due from related parties      61,470        45,536
     Increase (decrease) in lease rents paid
      in advance                                          (2,566)       11,174
     Increase (decrease) in accounts payable and
      accrued expenses                                   (19,406)      (55,995)
     Increase (decrease) in other, net                    (2,301)       (3,618)
                                                      __________    __________
                                                        (147,558)      368,544
                                                      __________    __________
     Net cash provided by operating activities           151,164       535,655
                                                      __________    __________
Cash flows from investing activities:
     Investment in direct financing leases            (1,111,396)     (348,160)
     Proceeds from sale of equipment                     114,275        45,607
     Proceeds from direct financing leases,
      net of earned income                             1,177,161       729,544
                                                      __________    __________
     Net cash provided by investing activities           180,040       426,991
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                      (210,000)     (200,000)
                                                      __________    __________
     Net cash used in financing activities              (210,000)     (200,000)
                                                      __________    __________
     Increase in cash and cash equivalents               121,204       762,646
     Cash and cash equivalents, beginning of
      period                                           1,628,789     1,336,219
                                                      __________    __________
     Cash and cash equivalents, end of period         $1,749,993    $2,098,865
                                                      ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 36 months. Generally, operating leases will not re-cover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to re-market the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recover-ability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accor-dance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, $86,265 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years.

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

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of September 30, 2000 is as follows:

          Minimum lease payments to be received          $2,960,000
          Unguaranteed residuals                            337,000
          Unearned rental income                           (216,000)
          Unearned residual income                          (44,000)
                                                         __________
                                                         $3,037,000
                                                         ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2000 are as follows:

                                                             Direct
       Years Ending December 31             Operating       Financing
       ________________________             _________       _________

                 2000                       $ 48,000        $  500,000
                 2001                         65,000         1,702,000
                 2002                         30,000           698,000
                 2003                           -               60,000
                                            ________        __________
                                            $143,000        $2,960,000
                                            ========        ==========

    Subsequent to September 30, 2000, the Fund invested in approximately $740,000 of direct financing leases with initial lease terms of 2 to 35 months. The future approximate minimum rentals to be received on these noncancellable direct financing leases are $114,000 in 2000, $311,000 in 2001, $299,000 in 2002 and $111,000 in 2003.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2000 and 1999:

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                2000        1999        2000         1999
                                ____        ____        ____         ____

       Management fee         $12,500     $11,233     $36,235      $34,685
       Reimbursable costs      20,808      22,163      59,171       85,152

    Amounts due from related parties at September 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $30,000 each subsequent to September 30, 2000 for the months ended July 31, August 31 and September 30, 2000 to all admitted partners as of July 31, August 31 and September 30, 2000.

                     FIDELITY LEASING INCOME FUND VIII, L. P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $152,673 and $228,230 for the three months ended September 30, 2000 and 1999, respectively, and $543,807 and $718,140 for the nine months ended September 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 45% and 58% of total revenues for the third quarter of 2000 and 1999, respectively, and 43% and 62% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income de-creased approximately $212,000 because of equipment under operating leases that came off lease and was sold or equipment that renewed at lower rental rates. However, the increase in earned income on direct financing leases served to mitigate the overall decrease in revenues in 2000. The Fund in-vested in direct financing leases during late 1999 and the second quarter of 2000 causing earned income on direct financing leases to increase from $151,000 during the nine months ended September 30, 1999 to $205,000 during the nine months ended September 30, 2000.

    Expenses were $67,036 and $138,846 for the three months ended Septem-ber 30, 2000 and 1999, respectively, and $245,085 and $551,029 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation expense comprised 30% and 64% of total expenses during the third quarter of 2000 and 1999, respectively, and 45% and 52% of total expenses for the nine months ended September 30, 2000 and 1999, respectively. The decrease in expenses was pri-marily attributable to the decrease in depreciation expense resulting from equipment under operating leases that terminated and was sold since the third quarter of 1999. Additionally, the decrease in write-down of equipment to net realizable value also accounted for the overall decrease in expenses in 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realiz-able value charged to operations during the nine months ended September 30, 2000 compared to $86,265 of write-down of equipment to net realizable value recorded during the nine months ended September 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. General and administrative expense to related party also decreased in 2000 which contributed to the decrease in total expenses during the nine months ended September 30, 2000.
The decrease in this account resulted from a decrease in the amount of expenses charged by the General Partner or its parent company for services and materials provided to the Fund. Furthermore, general and administrative expense de-creased during the nine months ended September 30, 2000 compared to the same period in 1999 because of an overall decrease in the expenses incurred to operate the Fund on a daily basis. The decrease in this account also con-tributed to the overall decrease in expenses in 2000.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $85,637 and $89,384 for the three months ended September 30, 2000 and 1999, respectively, and $298,722 and $167,111 for the nine months ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $6.29 and $6.83 based on a weighted average number of equivalent limited partnership units outstanding of 13,478 and 13,002 for the three months ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $22.02 and $12.68 based on a weighted average number of equiv-alent limited partnership units outstanding of 13,432 and 13,040 for the nine months ended September 30, 2000 and 1999, respectively.

    The Fund generated $106,521 and $159,728 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 2000 and 1999, respectively. The Fund paid three cash distributions of $30,000 each subsequent to September 30, 2000 for the three months ended September 30, 2000. The Fund paid one cash distribution of $20,000 in September 1999 for July 1999 and two cash distributions of $20,000 each subsequent to September 30, 1999 for the months of August and September 1999. For the nine months ended September 30, 2000 and 1999, the Fund gen-erated $363,059 and $499,442 of cash from operations for the purpose of deter-mining cash available for distribution. The General Partner declared cash distributions totaling $240,000 and $180,000 for the nine months ended September 30, 2000 and 1999, respectively. The Fund paid three cash distri-butions of $20,000 each and three cash distributions of $30,000 each during the first nine months of 2000 and three cash distributions of $30,000 each subsequent to September 30, 2000. The Fund paid seven cash distributions of $20,000 each during the first nine months of 1999 and two cash distributions of $20,000 each subsequent to September 30, 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $1,111,396 and $348,160 in direct financing leases during the nine months ended September 30, 2000 and 1999, respectively.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

    Subsequent to September 30, 2000, the Fund invested in approximately $740,000 of direct financing leases with initial lease terms of 2 to 35 months.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                               September 30, 2000

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.




11-13-00   By:  Freddie M. Kotek
________        ____________________________
  Date          Freddie M. Kotek
                President of F.L. Partnership Management, Inc.
                (Principal Operating Officer)




11-13-00   By:  Marianne T. Schuster
________        ____________________________
  Date          Marianne T. Schuster
                Vice President of F.L. Partnership Management, Inc.
                (Principal Financial Officer)