Form 10-K
period 2000-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2001-03-29
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2000

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

The number of outstanding limited partnership units of the Registrant at December 31, 2000 is 21,695.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2000, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Tape Storage Systems                    $  426,713             40.05%
      Technical Workstations and Terminals       418,116             39.24
      Other                                      220,639             20.71
                                              __________            ______
      Totals                                  $1,065,468            100.00%
                                              ==========            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Network Communications                  $2,815,440             46.35%
      Technical Workstations and Terminals     1,912,761             31.49
      Tape Storage Systems                       676,188             11.13
      Other                                      308,114              5.07
      PCB Assembly Equipment                     293,687              4.83
      Printers                                    68,531              1.13
                                              __________            ______
      Totals                                  $6,074,721            100.00%
                                              ==========            ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Computers/Data Processing               $  646,919             60.72%
      Manufacturing/Refining                     418,549             39.28
                                              __________            ______
      Totals                                  $1,065,468            100.00%
                                              ==========            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Consumer Products/Retailing             $4,755,827             78.29%
      Computer/Data Processing                   530,928              8.74
      Manufacturing/Refining                     346,785              5.71
      Telecommunications                         293,687              4.83
      Diversified Financial/Banking/Insurance     84,152              1.39
      Education                                   63,342              1.04
                                              __________            ______
      Totals                                  $6,074,721            100.00%
                                              ==========            ======

Average Initial Term of Leases (in months):  31


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2000

              Limited Partnership Interests             959
              General Partnership Interest                1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              2000         1999         1998         1997         1996
Total Income                $678,950   $1,051,009   $2,790,169   $2,273,084   $2,258,564
Net Income (Loss)            362,336      364,639       93,898      382,297       24,373
Distributions to Partners    300,000      240,000      220,000      240,000      225,000
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit              26.69        27.55         6.87        28.53         1.62
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     13,438       13,105       13,312       13,264       13,396

                                                December 31,
                              2000         1999         1998         1997         1996
Total Assets              $5,258,118   $5,203,246   $5,130,180   $5,276,226   $5,071,493
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         101,508      296,219      758,243    3,014,540    2,572,350
Net Investment in
 Direct Financing Leases   3,266,920    3,103,244    2,817,738         -            -
Limited Partnership
 Units                        21,695       21,695       21,695       21,695       21,695
Limited Partners                 959          952          945          942          943

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $678,950, $1,051,009 and $2,790,169 for the years ended December 31, 2000, 1999 and
1998, respectively. Rental income from the leasing of equipment accounted for 42%, 56% and 90% of total revenues in 2000, 1999 and 1998, respectively. The decrease in total revenues in 2000 and 1999 was primarily attributable to the decrease in rental income. Rental income decreased by approximately $307,000 in 2000 because of equipment under operating leases that terminated and either was renewed at lower rental rates or was sold during both 2000 and 1999. In 1999, rental income decreased by approximately $1,207,000 because of equipment that terminated and was sold during both 1999 and 1998. Addition-ally, the Fund collected the remaining rents owed on certain leases during the last quarter of 1998. As a result, the Fund recognized $712,000 of rental income during this period which also accounted for a portion of the decrease in rental income in 1999. The fluctuation in earned income on direct financing leases also contributed to the decrease in total revenues in 2000 but mitigated the amount of the decrease in total revenues in 1999. The Fund invested in $1,851,000, $1,858,000 and $3,312,000 of direct financing leases during the years ended December 31, 2000, 1999 and 1998, respectively, that accounted for the increase in earned income recognized. However, in October 1999, one of the direct financing leases was sold which caused the overall decrease in earned income on direct financing leases in 2000. Furthermore, the decrease in net gain on sale of equipment also contributed to the total decrease in income in 2000 and 1999. The Fund recognized a net gain on sale of equipment of $44,873, $49,407 and $85,228 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Expenses were $316,614, $686,370 and $2,696,271 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense comprised 40%, 53% and 78% of total expenses during the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in total expenses in 2000 and 1999 was primarily related to the decrease in depreciation expense. In 2000, depre-ciation expense decreased because of equipment that terminated and was sold. The decrease in total expenses between 2000, 1999 and 1998 was also related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value charged to operations during the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, $80,267 and $246,318, respectively, was charged to operations to write down equipment to its estimated net realizable value. Currently, the Fund's practice is to review the recoverability of its undepre-ciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accor-dance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. In addition, the decrease in general and administrative expense to related party decreased in 2000 and 1999 because of a decrease in the amount of expenses charged by the General Partner

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

or its parent company for services and materials provided to the Fund during these years. Furthermore, the decrease in management fee to related party resulting from the decrease in rental income in 2000 and 1999 also contributed to the overall decrease in expenses during both 2000 and 1999.

     The Fund's net income was $362,336, $364,639 and $93,898 for the years ended December 31, 2000, 1999 and 1998, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $26.69, $27.55 and $6.87 based on a weighted average number of equivalent limited partnership units outstanding of 13,438, 13,105 and 13,312 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Fund generated cash from operations of $442,771, $760,331 and $2,358,458, for the purpose of determining cash available for distribution during the years ended December 31, 2000, 1999 and 1998, respectively. The Fund distributed $240,000, $180,000 and $180,000 of those amounts during the period April 1 through December 31, 2000, 1999 and 1998, respectively, and during the first quarter of 2001, 2000 and 1999, the Fund distributed $90,000, $60,000 and $60,000 of those amounts, respectively. The Fund also paid $40,000 of cash distributions to partners during the first quarter of 1998 for the last quarter of the previous year. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund began the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. The Fund purchased $231,262 of equipment subject to operating leases during the twelve months ended December 31, 1998. The Fund also invested in $1,851,498, $1,857,519 and $3,312,383 of direct financing leases during the years ended December 31, 2000, 1999 and 1998, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 45, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 2000. Executive Vice President of Resource Properties, Inc. from 1993 to 2000.

     MICHAEL L. STAINES, age 51, Director and Secretary of FLPMI since September 1995. Director of Resource America from 1989 to 2000 and Senior Vice President of Resource America since 1989. Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners G.P., LLC since its formation in 1999. President, Secretary and a direc-tor of Resource Energy, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     SCOTT F. SCHAEFFER, age 38, Director of FLPMI since September 1995. President of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since October 2000. Vice Chairman of the Board of Resource America from 1998 to September 2000 and Executive Vice President of Re-source America from 1997 to 1998. Prior thereto, Senior Vice President of Resource America since 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) from 1992 to September 2000.

     Others:

     MARIANNE T. SCHUSTER, age 42, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 33, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2000:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            F.L. Partnership
             Management, Inc.          General Partner       $49,583(1)
                                                             =======

           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Based upon a review of Schedule 13D as filed with the Securities and Exchange Commission, the table set forth below outlines the persons or groups known to the Fund that own more than 5% of the Fund's outstanding securities either beneficially or of record.

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        1,128.574 (1)

           Odd Lot Liquidity Fund, LLC        1,128.574 (2)

           Sierra Fund 4, LLC                 1,128.574 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 809.974 units and 318.6 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 809.974 units and beneficial ownership of 318.6 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 318.6 units and beneficial ownership of 809.974 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1990, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities.
     No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general part-nership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, the Fund was charged by the General Partner $49,583 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and manage-ment services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equip-ment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus an 11% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During 2000, the General Partner received cash distributions of $3,000.

     The Fund incurred $84,975 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2000.

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

                  FIDELITY LEASING INCOME FUND VIII, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       /s/ Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                             Date



/s/ Freddie M. Kotek
___________________________   Chairman of the Board of Directors         3-29-01
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



/s/ Michael L. Staines
___________________________   Director of F.L. Partnership               3-29-01
Michael L. Staines             Management, Inc.



/s/ Marianne T. Schuster
___________________________   Vice President and Controller              3-29-01
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2000 and 1999             F-3

          Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2000, 1999 and 1998                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                           F-6

          Notes to Financial Statements                            F-7 - F-12


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 16, 2001

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                        BALANCE SHEETS

                                            ASSETS
                                                            December 31,

                                                      2000                1999
       Cash and cash equivalents                   $1,682,259          $1,628,789

       Accounts receivable                            179,909              97,705

       Due from related parties                        27,522              77,289

       Equipment under operating leases
        (net of accumulated depreciation
        of $963,960 and $1,438,669,
        respectively)                                 101,508             283,469

       Net investment in direct financing
        leases                                      3,266,920           3,103,244

       Equipment held for sale or lease                  -                 12,750
                                                   __________          __________

               Total assets                        $5,258,118          $5,203,246
                                                   ==========          ==========

                              LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   10,430          $   12,701

             Accounts payable and
              accrued expenses                         43,046              52,747

             Due to related parties                    10,672               6,164
                                                   __________          __________

                Total liabilities                      64,148              71,612

       Partners' capital                            5,193,970           5,131,634
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $5,258,118          $5,203,246
                                                   ==========          ==========


The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                       STATEMENTS OF OPERATIONS

                                               For the years ended December 31,

                                              2000           1999           1998

Income:
  Rentals                                    $282,005     $  589,216     $2,507,807
  Earned income on direct
   financing leases                           278,353        304,021        128,079
  Interest                                     62,631         81,090         58,324
  Gain on sale of equipment, net               44,873         49,407         85,228
  Other                                        11,088         27,275         10,731
                                             ________     __________     __________
                                              678,950      1,051,009      2,790,169
                                             ________     __________     __________

Expenses:
  Depreciation                                125,308        364,832      2,103,470
  Write-down of equipment to
   net realizable value                          -            80,267        246,318
  General and administrative                   56,748         69,852         88,133
  General and administrative to
   related party                               84,975        113,635        145,328
  Management fee to related party              49,583         57,784        113,022
                                             ________     __________     __________
                                              316,614        686,370      2,696,271
                                             ________     __________     __________

Net income                                   $362,336     $  364,639     $   93,898
                                             ========     ==========     ==========

Net income per equivalent
 limited partnership unit                    $  26.69     $    27.55     $     6.87
                                             ========     ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year             13,438         13,105         13,312
                                             ========     ==========     ==========









The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENTS OF PARTNERS' CAPITAL

                    For the years ended December 31, 2000, 1999 and 1998

                                       General       Limited Partners
                                       Partner      Units        Amount          Total
                                      ________      ___________________          _____
Balance, January 1, 1998              $(8,536)      21,695    $5,141,633      $5,133,097

Cash distributions                     (2,200)        -         (217,800)       (220,000)

Net income                              2,400         -           91,498          93,898
                                      _______       ______    __________      __________

Balance, December 31, 1998             (8,336)      21,695     5,015,331       5,006,995

Cash distributions                     (2,400)        -         (237,600)       (240,000)

Net income                              3,646         -          360,993         364,639
                                      _______       ______    __________      __________

Balance, December 31, 1999             (7,090)      21,695     5,138,724       5,131,634

Cash distributions                     (3,000)        -         (297,000)       (300,000)

Net income                              3,623         -          358,713         362,336
                                      _______       ______    __________      __________

Balance, December 31, 2000            $(6,467)      21,695    $5,200,437      $5,193,970
                                      =======       ======    ==========      ==========












The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2000          1999          1998
Cash flows from operating activities:
  Net income                                   $  362,336    $  364,639    $   93,898
                                               __________    __________    __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                    125,308       364,832     2,103,470
  Write-down of equipment to net
   realizable value                                  -           80,267       246,318
  (Gain) loss on sale of equipment, net           (44,873)      (49,407)      (85,228)
  (Increase) decrease in accounts receivable      (82,204)       57,282          (175)
  (Increase) decrease in due from
   related parties                                 49,767       (14,296)       20,914
  Increase (decrease) in lease rents paid in
   advance                                         (2,271)        3,198       (73,007)
  Increase (decrease) in accounts payable
   and accrued expenses                            (9,701)      (53,867)       53,913
  Increase (decrease) in due to related parties     4,508          (904)         (850)
                                               __________    __________    __________
                                                   40,534       387,105     2,265,355
                                               __________    __________    __________
  Net cash provided by operating activities       402,870       751,744     2,359,253
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                           -            -          (231,262)
  Investment in direct financing leases        (1,851,498)   (1,857,519)   (3,312,383)
  Proceeds from direct financing leases,
   net of earned income                         1,687,822     1,572,013       494,645
  Proceeds from sale of equipment                 114,276        66,332       222,999
                                               __________    __________    __________
  Net cash used in investing activities           (49,400)     (219,174)   (2,826,001)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                  (300,000)     (240,000)     (220,000)
                                               __________    __________    __________
  Net cash used in financing activities          (300,000)     (240,000)     (220,000)
                                               __________    __________    __________
Increase (decrease) in cash and cash
  equivalents                                      53,470       292,570      (686,748)

Cash and cash equivalents, beginning of year    1,628,789     1,336,219     2,022,967
                                               __________    __________    __________
Cash and cash equivalents, end of year         $1,682,259    $1,628,789    $1,336,219
                                               ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the "Fund") was formed on November 21, 1990. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical work-stations and networking equipment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, tech-nological developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments for the years ended December 31, 2000 and 1999. However, the Fund recorded an adjustment of approximately $73,000 or $5.48 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

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

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, in 2000, there was no write-down of equipment to net realizable value. In 1999 and 1998, approximately $80,000 and $246,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

     The net investment in direct financing leases as of December 31, 2000 is as follows:

              Minimum lease payments to be received            $3,211,000
              Unguaranteed residuals                              337,000
              Unearned rental income                             (244,000)
              Unearned residual income                            (37,000)
                                                               __________
                                                               $3,267,000
                                                               ==========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                             Direct
                                         Operating         Financing

                    2001                  $ 98,000        $2,037,000
                    2002                    30,000           997,000
                    2003                      -              177,000
                                          ________        __________
                                          $128,000        $3,211,000
                                          ========        ==========

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is

                      FIDELITY LEASING INCOME FUND VIII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        2000        1999         1998

        Management fee                 $49,583    $ 57,784     $113,022
        Reimbursable costs              84,975     113,635      145,328

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains a normal banking relationship with Hudson United Bancorp. As of December 31, 2000 and 1999, the Chairman of Resource America did not hold any position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 2000 and 1999 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2000 and 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2000, five customers accounted for approximately 36%, 20%, 19%, 15% and 10% of the Fund's rental income. For the year ended December 31, 1999, four customers accounted for approximately 34%, 16%, 14% and 12% of the Fund's rental income. For the year ended December 31, 1998, two customers accounted for approximately 32% and 14% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2000           1999           1998
                      March                  $ 60,000       $ 60,000       $ 40,000
                      June                     60,000         80,000         80,000
                      September                90,000         60,000         40,000
                      December                 90,000         40,000         60,000
                                             ________       ________       ________
                                             $300,000       $240,000       $220,000
                                             ========       ========       ========

                      FIDELITY LEASING INCOME FUND VIII, L.P.

7.  CASH DISTRIBUTIONS (Continued)

     In addition, the General Partner declared and paid three cash distri-butions of $30,000 each in January and February 2001 for each of the months ended October 31, November 30 and December 31, 2000, for an aggregate of $90,000 to all admitted partners as of October 31, November 30 and Decem-ber 31, 2000.