Form 10-Q
period 2001-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2001-05-15
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2001                     2000
                                           ________                 ________

Cash and cash equivalents                 $2,065,900               $1,682,259

Accounts receivable                          180,766                  179,909

Due from related parties                     223,872                   27,522

Equipment under operating leases
 (net of accumulated depreciation
 of $980,058 and $963,960,
 respectively)                                85,410                  101,508

Net investment in direct
 financing leases                          2,697,231                3,266,920

                                          __________               __________

       Total assets                       $5,253,179               $5,258,118
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   13,656               $   10,430

     Accounts payable and
      accrued expenses                        49,309                   43,046

     Due to related parties                   18,667                   10,672
                                          __________               __________

       Total liabilities                      81,632                   64,148

Partners' capital                          5,171,547                5,193,970
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,253,179               $5,258,118
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                    2001              2000
                                                  ________          ________

Income:
     Rentals                                      $ 43,903          $110,626
     Earned income on direct financing leases       67,766            57,481
     Interest                                       16,331            22,971
     Gain on sale of equipment, net                   -                4,600
     Other                                             376               663
                                                  ________          ________

                                                   128,376           196,341
                                                  ________          ________

Expenses:
     Depreciation                                   16,098            66,924
     General and administrative                     10,056            19,726
     General and administrative to related
       party                                        20,336            20,030
     Management fee to related party                14,309            11,799
                                                  ________          ________

                                                    60,799           118,479
                                                  ________          ________

Net income                                        $ 67,577          $ 77,862
                                                  ========          ========


Net income per equivalent
  limited partnership unit                        $   4.98          $   5.77
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,424            13,351
                                                  ========          ========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 2001

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner    Units     Amount         Total
                                  _______    _____     ______         _____

Balance, January 1, 2001         $(6,467)    21,695  $5,200,437    $5,193,970

Cash distributions                  (900)      -        (89,100)      (90,000)

Net income                           676       -         66,901        67,577
                                 _______     ______  __________    __________

Balance, March 31, 2001          $(6,691)    21,695  $5,178,238    $5,171,547
                                 =======     ======  ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                         2001          2000
                                                      __________    __________
Cash flows from operating activities:
     Net income                                       $   67,577    $   77,862
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                       16,098        66,924
       (Gain) loss on sale of equipment, net                -           (4,600)
       (Increase) decrease in accounts receivable           (857)      (42,826)
       (Increase) decrease in due from related parties  (196,350)       70,436
       Increase (decrease) in lease rents paid
        in advance                                         3,226        95,360
       Increase (decrease) in accounts payable and
        accrued expenses                                   6,263        (5,181)
       Increase (decrease) in due to related parties       7,995         1,265
                                                      __________    __________
                                                        (163,625)      181,378
                                                      __________    __________
     Net cash provided by operating activities           (96,048)      259,240
                                                      __________    __________
Cash flows from investing activities:
     Proceeds from direct financing leases,
      net of earned income                               569,689       323,971
     Proceeds from sale of equipment                        -           11,100
                                                      __________    __________
     Net cash provided by investing activities           569,689       335,071
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                       (90,000)      (60,000)
                                                      __________    __________
     Net cash used in financing activities               (90,000)      (60,000)
                                                      __________    __________

     Increase in cash and cash equivalents               383,641       534,311

     Cash and cash equivalents, beginning
      of period                                        1,682,259     1,628,789
                                                      __________    __________

     Cash and cash equivalents, end of period         $2,065,900    $2,163,100
                                                      ==========    ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2001

                                 (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financ-ing leases are for initial lease terms ranging from 4 to 48 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resid-ual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2001 is as follows:

          Minimum lease payments to be received        $2,571,000
          Unguaranteed residuals                          337,000
          Unearned rental income                         (180,000)
          Unearned residual income                        (31,000)
                                                       __________
                                                       $2,697,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2001 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2001                       $ 78,000         $1,414,000
                2002                         34,000            983,000
                2003                           -               174,000
                                           ________         __________
                                           $112,000         $2,571,000
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

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2001             2000
                                             ________         ________

          Management fee                      $14,309          $11,799
          Reimbursable costs                   20,336           20,030

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at March 31, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2001 and December 31, 2000 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affili-ated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $30,000 each subsequent to March 31, 2001 for the months ended January 31, February 28 and March 31, 2001, to all admitted partners as of January 31, February 28 and March 31, 2001.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $128,376 and $196,341 for the three months ended March 31, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 34% and 56% of total revenues for the first quarter of 2001 and 2000, respectively. The decrease in revenues in 2001 was primarily attributable to the decrease in rental income. In 2001, rental income decreased by approximately $67,000 because of equipment under operating leases that terminated and was sold since the first quarter of 2000. Additionally, interest income decreased during the first three months of 2001 compared to the same period in 2000 because of lower interest rates earned on the cash invested by the Fund.
The decrease in interest income partially accounted for the decrease in total revenues in 2001. Furthermore, there was no net gain on sale of equipment recognized during the first three months of 2001 compared to $4,600 recognized for the first three months of 2000. The decrease in this account also con-tributed to the decrease in total revenues in 2001. The overall decrease in revenues was partially mitigated by an increase in earned income on direct financing leases. The Fund invested in direct financing leases subsequent to March 31, 2000 that accounted for the increase in the earned income recognized on direct financing leases.

    Expenses were $60,799 and $118,479 for the three months ended
March 31, 2001 and 2000, respectively.  Depreciation expense comprised
26% and 56% of total expenses for the first quarter of 2001 and 2000, respectively. The decrease in expenses in 2001 was primarily related to the decrease in depreciation expense resulting from equipment under operating leases that terminated and was sold since the first quarter of 2000.
In addition, general and administrative expense decreased during the first three months of 2001 compared to 2000 because of a decrease in charges incurred to refurbish equipment as well as a decrease in the other expenses incurred to operate the Fund on a daily basis. The decrease in this account also contributed to the overall decrease in expenses in 2001.

    The Fund's net income was $67,577 and $77,862 for the three months ended March 31, 2001 and 2000, respectively. The net income per equivalent limited partnership unit, after income allocated to the General Partner, was $4.98 and $5.77 based on a weighted average number of equivalent limited partnership units outstanding of 13,424 and 13,351 for the three months ended March 31, 2001 and 2000, respectively.

    The Fund generated $83,675 and $140,186 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2001 and 2000, respectively. There were no cash distributions paid to partners during the first quarter of 2001 and 2000

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

for the three months ended March 31, 2001 and 2000. However, the General Partner declared and paid three cash distributions of $30,000 each during the first quarter of 2001 for the months ended October 31, November 30 and December 31, 2000. Subsequent to March 31, 2001 and 2000, monthly cash distributions totaling $90,000 and $60,000, respectively were paid to partners for the first three months of 2001 and 2000, respectively. The Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2001 that exceeded the amount of cash available from operations for this period. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

                                 March 31, 2001

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Reports on Form 8-K:  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-15-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            5-15-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)