Form 10-Q
period 2001-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2001-08-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                    Fidelity Leasing Income Fund VIII, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2627143
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2001                     2000
                                           ________                 ________

Cash and cash equivalents                 $2,412,546               $1,682,259

Accounts receivable                          210,145                  179,909

Due from related parties                      61,425                   27,522

Net investment in direct
 financing leases                          2,416,080                3,266,920

Equipment under operating leases
 (net of accumulated depreciation of
 $996,156 and $963,960, respectively)         69,312                  101,508

                                          __________               __________

       Total assets                       $5,169,508               $5,258,118
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   12,366               $   10,430

     Accounts payable and
      accrued expenses                         6,800                   43,046

     Due to related parties                    7,089                   10,672
                                          __________               __________

       Total liabilities                      26,255                   64,148

Partners' capital                          5,143,253                5,193,970
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,169,508               $5,258,118
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  2001          2000       2001        2000
                                  ____          ____       ____        ____

Income:
     Earned income on direct
      financing leases           $117,887    $ 78,038   $185,653     $135,519
     Rentals                       44,219      54,577     88,122      165,203
     Interest                      20,415      13,745     36,746       36,716
     Gain on sale of equipment,
      net                            -         41,023       -          45,623
     Other                            384       8,160        760        8,823
                                 ________    ________   ________     ________

                                  182,905     195,543    311,281      391,884
                                 ________    ________   ________     ________

Expenses:
     Depreciation                  16,099      22,152     32,197       89,076
     General and administrative    18,918       7,899     28,974       27,625
     General and administrative
      to related party             19,213      18,333     39,549       38,363
     Management fee to related
      party                        14,067      11,936     28,376       23,735
     Reserve for uncollectible
      accounts                     52,902        -        52,902         -
                                 ________    ________   ________     ________

                                  121,199      60,320    181,998      178,799
                                 ________    ________   ________     ________

Net income                       $ 61,706    $135,223   $129,283     $213,085
                                 ========    ========   ========     ========

Net income per equivalent
 limited partnership unit        $   4.51    $   9.97   $   9.48     $  15.76
                                 ========    ========   ========     ========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the period                        13,484      13,422     13,454       13,387
                                 ========    ========   ========     ========


The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                        STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 2001
                                  (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, January 1, 2001         $(6,467)    21,695  $5,200,437    $5,193,970

Cash distributions                (1,800)      -       (178,200)     (180,000)

Net income                         1,800       -        127,483       129,283
                                 _______     ______  __________    __________

Balance, June 30, 2001           $(6,467)    21,695  $5,149,720    $5,143,253
                                 =======     ======  ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                         2001          2000
                                                     __________     __________
Cash flows from operating activities:
     Net income                                      $  129,283     $  213,085
                                                     __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                        32,197         89,076
     Reserve for uncollectible accounts                  52,902           -
     Gain on sale of equipment, net                        -           (45,623)
     (Increase) decrease in accounts receivable         (30,236)       (91,722)
     (Increase) decrease in due from related parties    (33,903)        66,864
     Increase (decrease) in lease rents paid
      in advance                                          1,936         (2,597)
     Increase (decrease) in accounts payable
      and accrued expenses                              (36,246)       (20,978)
     Increase (decrease) in other, net                   (3,583)        (4,023)
                                                     __________     __________
                                                        (16,933)        (9,003)
                                                     __________     __________
     Net cash provided by operating activities          112,350        204,082
                                                     __________     __________
Cash flows from investing activities:
     Investment in direct financing leases             (502,226)    (1,111,396)
     Proceeds from sale of equipment                       -           111,275
     Proceeds from direct financing leases,
      net of earned income                            1,300,163        746,372
                                                     __________     __________
     Net cash provided by (used in)
      investing activities                              797,937       (253,749)
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                     (180,000)      (120,000)
                                                     __________     __________
     Net cash used in financing activities             (180,000)      (120,000)
                                                     __________     __________
     Increase (decrease) in cash and
      cash equivalents                                  730,287       (169,667)
     Cash and cash equivalents, beginning
      of period                                       1,682,259      1,628,789
                                                     __________     __________
     Cash and cash equivalents, end of period        $2,412,546     $1,459,122
                                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 2001
                                 (Unaudited)

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 48 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2001 is as follows:

        Minimum lease payments to be received          $2,413,000
        Unguaranteed residuals                            257,000
        Unearned rental income                           (162,000)
        Reserve for uncollectible accounts                (68,000)
        Unearned residual income                          (24,000)
                                                       __________
                                                       $2,416,000
                                                       ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 11 to 36 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and antic-ipated technological developments affecting equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equip-ment.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2001 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________      __________

                       2001                      $56,000       $  952,000
                       2002                       33,000        1,226,000
                       2003                         -             235,000
                                                 _______       __________
                                                 $89,000       $2,413,000
                                                 =======       ==========

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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash dis-tributions equal to the purchase price of their units plus an 11% cumu-lative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-

                   FIDELITY LEASING INCOME FUND VIII, L.P.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2001 and 2000:

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                2001          2000        2001        2000
                                ____          ____        ____        ____

     Management fee           $14,067       $11,936     $28,376     $23,735
     Reimbursable costs        19,213        18,333      39,549      38,363

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $30,000 each subsequent to June 30, 2001 for the months ended April 30, May 31 and June 30, 2001, to all admitted partners as of April 30, May 31 and June 30, 2001.

                    FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $182,905 and $195,543 for the three months ended June 30, 2001 and 2000, respectively, and $311,281 and $391,884 for the six months ended June 30, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 24% and 28% of total revenues for the second quarter of 2001 and 2000, respectively, and 28% and 42% of total revenues for the six months ended
June 30, 2001 and 2000, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. In 2001, rental income de-creased by approximately $77,000 because of equipment that came off lease and was sold or equipment that renewed at lower rental rates. Additionally, there was no net gain on sale of equipment recognized during the six months ended June 30, 2001 compared to $45,623 of net gain on sale of equipment recognized during the six months ended June 30, 2000. The decrease in this account also accounted for the decrease in total revenues during the first six months of 2001. However, the increase in earned income on direct fi-nancing leases mitigated the overall decrease in revenues in 2001. One of the Fund's lessees terminated their lease early in the second quarter of 2001 and the Fund recognized an early termination fee that is included in earned income on direct financing leases. In addition, the Fund invested in direct financing leases during late 2000 and the second quarter of 2001. Both of these items contributed to the increase in earned income on direct financing leases from $136,000 during the six months ended June 30, 2000 to $186,000 during the six months ended June 30, 2001.

    Expenses were $121,199 and $60,320 for the three months ended June 30, 2001 and 2000, respectively, and $181,998 and $178,799 for the six months ended June 30, 2001 and 2000, respectively. Depreciation expense comprised 13% and 37% of total expenses during the second quarter of 2001 and 2000, respectively and 18% and 50% of total expenses during the six months ended June 30, 2001 and 2000, respectively. The increase in expenses during the six months ended June 30, 2001 was primarily attributable to the increase in the reserve for uncollectible accounts. During the second quarter of 2001, approximately $53,000 was charged to this account to reserve for potential uncollectible rents for one lease. The increase in total expenses during the six months ended June 30, 2001 was mitigated by the decrease in depreciation expense. Depreciation expense decreased during this period primarily because of equipment that terminated and was sold since the second quarter of 2000.

    The Fund's net income was $61,706 and $135,223 for the three months ended June 30, 2001 and 2000, respectively, and $129,283 and $213,085 for the six months ended June 30, 2001 and 2000, respectively. The earnings per equiva-lent limited partnership unit, after earnings allocated to the General Partner, were $4.51 and $9.97 based on a weighted average number of equivalent limited partnership units outstanding of 13,484 and 13,422 for the three months ended June 30, 2001 and 2000, respectively. The earnings per equivalent limited

                    FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

partnership unit, after earnings allocated to the General Partner, were $9.48 and $15.76 based on a weighted average number of equivalent limited partnership units outstanding of 13,454 and 13,387 for the six months ended June 30, 2001 and 2000, respectively.

     The Fund generated $130,707 and $116,352 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2001 and 2000, respectively. The Fund made three cash distri-butions of $30,000 each subsequent to June 30, 2001 and June 30, 2000 for the three months ended June 30, 2001 and June 30, 2000 for a total of $90,000 during each of these quarters. For the six months ended June 30, 2001 and 2000, the Fund generated $214,382 and $256,538 of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $180,000 and $150,000 for the six months ended June 30, 2001 and 2000, respectively. The Fund paid three cash distributions of $30,000 each during the first six months of 2001 and three cash distributions of $30,000 each subsequent to June 30, 2001. In addition, the Fund paid three cash distributions of $30,000 each during the first six months of 2001 for the months of October, November and December 2000. The Fund paid three cash distributions of $20,000 each during the first six months of 2000 and three cash distributions of $30,000 each subsequent to June 30, 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $502,226 and $1,111,396 in direct financing leases during the six months ended June 30, 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                    FIDELITY LEASING INCOME FUND VIII, L.P.
                                 June 30, 2001


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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8-14-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of F.L Partnership
                             Management, Inc.
                             (Principal Operating Officer)




            8-14-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of F.L. Partnership
                             Management, Inc.
                             (Principal Financial Officer)