Form 10-Q
period 2001-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2001-11-13
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-20131

                      Fidelity Leasing Income Fund VIII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2627143
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2001                     2000
                                         _____________            ____________

Cash and cash equivalents                 $2,831,785               $1,682,259

Accounts receivable                          252,093                  179,909

Due from related parties                       4,784                   27,522

Net investment in direct
 financing leases                          1,909,834                3,266,920

Equipment under operating leases
 (net of accumulated depreciation
 of $1,012,255 and $963,960,
 respectively)                                53,213                  101,508

                                          __________               __________

       Total assets                       $5,051,709               $5,258,118
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    2,968               $   10,430

     Accounts payable and
      accrued expenses                         8,896                   43,046

     Due to related parties                    3,199                   10,672
                                          __________               __________

       Total liabilities                      15,063                   64,148

Partners' capital                          5,036,646                5,193,970
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,051,709               $5,258,118
                                          ==========               ==========
     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       2001      2000        2001       2000
                                       ____      ____        ____       ____

Income:
     Earned income on direct
      financing leases               $ 49,150  $ 69,647    $234,803   $205,166
     Rentals                           42,604    68,639     130,726    233,842
     Interest                          24,245    12,769      60,991     49,485
     Gain on sale of equipment, net      -         -           -        44,873
     Other                              2,172     1,618       2,932     10,441
                                     ________  ________    ________   ________

                                      118,171   152,673     429,452    543,807
                                     ________  ________    ________   ________

Expenses:
     Depreciation                      16,098    20,134      48,295    109,210
     General and administrative        20,063    12,844      49,037     40,469
     General and administrative to
      related party                    23,409    20,808      62,958     59,171
     Management fee to related party 11,324 12,500 39,700 36,235 Reserve for uncollectible
      accounts                         33,884      -         86,786       -
     Loss on sale of equipment, net      -          750        -          -
                                     ________  ________    ________   ________

                                      104,778    67,036     286,776    245,085
                                     ________  ________    ________   ________

Net income                           $ 13,393  $ 85,637    $142,676   $298,722
                                     ========  ========    ========   ========


Net income per equivalent
  limited partnership unit           $   0.95  $   6.29    $  10.47   $  22.02
                                     ========  ========    ========   ========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                           13,215    13,478      13,374     13,432
                                     ========  ========    ========   ========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2001

                                  (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2001         $(6,467)    21,695  $5,200,437    $5,193,970

Cash distributions                (3,000)      -       (297,000)     (300,000)

Net income                         2,700       -        139,976       142,676
                                 ________    ______  __________    __________

Balance, September 30, 2001      $(6,767)    21,695  $5,043,413    $5,036,646
                                 ========    ======  ==========    ==========



























     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                          2001          2000
                                                          ____          ____
Cash flows from operating activities:
     Net income                                       $  142,676    $  298,722
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                         48,295       109,210
     Reserve for uncollectible accounts                   86,786          -
     Gain on sale of equipment, net                         -          (44,873)
     (Increase) decrease in accounts receivable          (72,184)     (249,092)
     (Increase) decrease in due from related parties      22,738        61,470
     Increase (decrease) in lease rents paid
      in advance                                          (7,462)       (2,566)
     Increase (decrease) in accounts payable and
      accrued expenses                                   (34,150)      (19,406)
     Increase (decrease) in due to related parties        (7,473)       (2,301)
                                                      __________    __________
                                                          36,550      (147,558)
                                                      __________    __________
     Net cash provided by operating activities           179,226       151,164
                                                      __________    __________
Cash flows from investing activities:
     Investment in direct financing leases              (502,226)   (1,111,396)
     Proceeds from sale of equipment                        -          114,275
     Proceeds from direct financing leases,
      net of earned income                             1,772,526     1,177,161
                                                      __________    __________
     Net cash provided by investing activities         1,270,300       180,040
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                      (300,000)     (210,000)
                                                      __________    __________
     Net cash used in financing activities              (300,000)     (210,000)
                                                      __________    __________
     Increase in cash and cash equivalents             1,149,526       121,204
     Cash and cash equivalents, beginning of
      period                                           1,682,259     1,628,789
                                                      __________    __________
     Cash and cash equivalents, end of period         $2,831,785    $1,749,993
                                                      ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                              September 30, 2001

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

    The approximate net investment in direct financing leases as of Septem-ber 30, 2001 is as follows (unaudited):

          Minimum lease payments to be received          $1,884,000
          Unguaranteed residuals                            258,000
          Unearned rental income                           (111,000)
          Reserve for uncollectible accounts               (102,000)
          Unearned residual income                          (19,000)
                                                         __________
                                                         $1,910,000
                                                         ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 11 to 36 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related ex-penses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive

                     FIDELITY LEASING INCOME FUND VIII, L.P.

1.  EQUIPMENT LEASED (Continued)

    factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equip-ment.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2001 are as follows (unaudited):
                                                             Direct
       Years Ending December 31             Operating       Financing
       ________________________             _________       _________

                 2001                        $40,000        $  443,000
                 2002                         33,000         1,211,000
                 2003                           -              230,000
                                             _______        __________
                                             $73,000        $1,884,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the

                       FIDELITY LEASING INCOME FUND VIII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2001 and 2000 (unaudited):

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                2001        2000        2001         2000
                                ____        ____        ____         ____

       Management fee         $11,324     $12,500     $39,700      $36,235
       Reimbursable costs      23,409      20,808      62,958       59,171

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid one cash distribution of $30,000 in September 2001 for the month ended July 31, 2001 to all admitted partners as of July 31, 2001. The General Partner declared and paid two cash distributions of $30,000 each subsequent to September 30, 2001 for the months ended August 31 and September 30, 2001 to all admitted partners as of August 31 and September 30, 2001.

                     FIDELITY LEASING INCOME FUND VIII, L. P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $118,171 and $152,673 for the three months ended September 30, 2001 and 2000, respectively, and $429,452 and $543,807 for the nine months ended September 30, 2001 and 2000, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 78% and 91% of total revenues for the third quarter of 2001 and 2000, respectively, and 85% and 81% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income decreased approximately $103,000 because of equipment under operating leases that terminated and was sold or equipment that renewed at lower rental rates. Additionally, there was no net gain on sale of equipment recognized during the nine months ended September 30, 2001 compared to $44,873 of net gain on sale of equipment recognized during the nine months ended September 30, 2000. The decrease in this account also contributed to the decrease in total revenues during the first nine months of 2001. However, the increase in earned income on direct financing leases served to partially mitigate the overall decrease in revenues in 2001. The Fund in-vested in direct financing leases during late 2000 and the second quarter of 2001 causing earned income on direct financing leases to increase from $205,000 during the nine months ended September 30, 2000 to $235,000 during the nine months ended September 30, 2001.

    Expenses were $104,778 and $67,036 for the three months ended Septem-ber 30, 2001 and 2000, respectively, and $286,776 and $245,085 for the nine months ended September 30, 2001 and 2000, respectively. Depreciation expense comprised 15% and 30% of total expenses during the third quarter of 2001 and 2000, respectively, and 17% and 45% of total expenses for the nine months ended September 30, 2001 and 2000, respectively. The increase in expenses during the nine months ended September 30, 2001 was primarily attributable to the increase in the reserve for uncollectible accounts. During the second and third quarter of 2001, approximately $87,000 was charged to this account to reserve for potential uncollectible rents for one lease. The increase in expenses during the nine months ended September 30, 2001 was mitigated by the decrease in depreciation expense resulting from equipment under operating leases that terminated and was sold since the third quarter of 2000.

    The Fund's net income was $13,393 and $85,637 for the three months ended September 30, 2001 and 2000, respectively, and $142,676 and $298,722 for the nine months ended September 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $0.95 and $6.29 based on a weighted average number of equivalent limited partnership units outstanding of 13,215 and 13,478 for the three months ended September 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General

                     FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Partner, were $10.47 and $22.02 based on a weighted average number of equiv-alent limited partnership units outstanding of 13,374 and 13,432 for the nine months ended September 30, 2001 and 2000, respectively.

    The Fund generated $63,375 and $106,521 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended September 30, 2001 and 2000, respectively. The Fund paid one cash distribution of $30,000 in September 2001 and two cash distributions of $30,000 each subsequent to September 2001 for the three months ended September 30, 2001. The Fund paid three cash distributions of $30,000 each subsequent to September 30, 2000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the Fund generated $277,757 and $363,059 of cash from operations for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $270,000 and $240,000 for the nine months ended September 30, 2001 and 2000, respectively. The Fund paid seven cash distributions of $30,000 each during the first nine months of 2001 and two cash distributions of $30,000 each subsequent to September 30, 2001. In addition, the Fund paid three cash distributions of $30,000 each during the first nine months of 2001 for the months of October, November and December 2000. The Fund paid three cash distributions of $20,000 each and three cash distributions of $30,000 each during the first nine months of 2000 and three cash distributions of $30,000 each subsequent to September 30, 2000 for the nine months ended September 30, 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $502,226 and $1,111,396 in direct financing leases during the nine months ended September 30, 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                               September 30, 2001

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.




11-13-01   By:  /s/ Freddie M. Kotek
________        ____________________________
  Date          Freddie M. Kotek
                President of F.L. Partnership Management, Inc.
                (Principal Operating Officer)




11-13-01   By:  /s/ Marianne T. Schuster
________        ____________________________
  Date          Marianne T. Schuster
                Vice President of F.L. Partnership Management, Inc.
                (Principal Financial Officer)