Form 10-K
period 2001-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2002-04-01
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001

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

   1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
______________________________________________________________________
    (Address of principal executive offices)           (Zip Code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 2001 is 21,695.

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

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment or from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund.
Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services that the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages that certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2001, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 2001:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Tape Storage Systems                    $  426,713             40.02%
      Technical Workstations and Terminals       418,990             39.29
      Other                                      220,639             20.69
                                              __________            ______
      Totals                                  $1,066,342            100.00%
                                              ==========            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Network Communications                  $3,137,137             71.11%
      Tape Storage Systems                       931,739             21.12
      PCB Assembly Equipment                     293,687              6.65
      Technical Workstations and Terminals        49,248              1.12
                                              __________            ______
      Totals                                  $4,411,811            100.00%
                                              ==========            ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2001:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Computers/Data Processing               $  646,919             60.67%
      Manufacturing/Refining                     419,423             39.33
                                              __________            ______
      Totals                                  $1,066,342            100.00%
                                              ==========            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Consumer Products/Retailing             $3,167,704             71.80%
      Computers/Data Processing                  795,328             18.03
      Telecommunications                         293,687              6.65
      Diversified Financial/Banking/Insurance     82,966              1.88
      Education                                   63,342              1.44
      Manufacturing/Refining                       8,784              0.20
                                              __________            ______
      Totals                                  $4,411,811            100.00%
                                              ==========            ======

Average Initial Term of Leases (in months):  31


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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2001

              Limited Partnership Interests             960
              General Partnership Interest                1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              2001         2000         1999         1998         1997
Total Income                $536,922     $678,950   $1,051,009   $2,790,169   $2,273,084
Net Income                   164,287      362,336      364,639       93,898      382,297
Distributions to Partners    360,000      300,000      240,000      220,000      240,000
Net Income per Equivalent
 Limited Partnership Unit      11.53        26.69        27.55         6.87        28.53
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     13,307       13,438       13,105       13,312       13,264

                                                December 31,
                              2001         2000         1999         1998         1997
Total Assets              $5,029,949   $5,258,118   $5,203,246   $5,130,180   $5,276,226
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         144,788      101,508      296,219      758,243    3,014,540
Net Investment in
 Direct Financing Leases   1,648,681    3,266,920    3,103,244    2,817,738         -
Limited Partnership
 Units                        21,695       21,695       21,695       21,695       21,695
Limited Partners                 960          959          952          945          942

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $536,922,
$678,950 and $1,051,009 for the years ended December 31, 2001, 2000 and 1999, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 84%, 83% and 85% of total revenues in 2001, 2000 and 1999, respectively. The decrease in total revenues in 2001 and 2000 was primarily attributable to the decrease in rental income. Rental income decreased by approximately $111,000 in 2001 and $307,000 in 2000 because of equipment under operating leases that terminated and either was renewed at lower rental rates or was sold during 2001, 2000 and 1999. Addi-tionally, the decrease in net gain on sale of equipment also contributed to the total decrease in income in 2001 and 2000. There was no net gain on sale of equipment recognized for the year ended December 31, 2001. The Fund recognized a net gain on sale of equipment of $44,873 and $49,407 for the years ended December 31, 2000 and 1999, respectively. The fluctuation in interest income mitigated the decrease in total revenues in 2001 and contrib-uted to the decrease in total revenues in 2000. In 2001, the Fund earned approximately $83,000 in interest income compared to $63,000 in 2000 and $81,000 in 1999. This account increased in 2001 and decreased in 2000 because of the change in cash balances available for investment by the Fund as a result of the amount of investments made in direct financing leases in 2001, 2000 and 1999.

     Expenses were $372,635, $316,614 and $686,370 for the years ended
December 31, 2001, 2000 and 1999, respectively. Depreciation expense comprised 16%, 40% and 53% of total expenses during the years ended December 31, 2001, 2000 and 1999, respectively. The increase in total expenses in 2001 was primarily due to the increase in the reserve for uncollectible accounts.
During the year ended December 31, 2001, approximately $109,000 was charged to this account to reserve for potential uncollectible rents for one lease. Depreciation expense decreased in 2001 and 2000 because of equipment that terminated and was sold during these years. The decrease in this account mitigated the overall increase in expenses in 2001 and contributed to the overall decrease in expenses in 2000. Furthermore, the decrease in write-down of equipment to net realizable value in 2000 also contributed to the overall decrease in expenses for this year. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value charged to operations during the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 1999, $80,267 was charged to operations to write down equipment to its estimated net realizable value. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income was $164,287, $362,336 and $364,639 for the years ended December 31, 2001, 2000 and 1999, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $11.53, $26.69 and $27.55 based on a weighted average number of equivalent limited partnership units outstanding of 13,307, 13,438 and 13,105 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Fund generated cash from operations of $334,757, $442,771 and $760,331 for the purpose of determining cash available for distribution during the years ended December 31, 2001, 2000 and 1999, respectively. The Fund distributed $270,000, $240,000 and $180,000 of those amounts to partners during the period from April 1 through December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2002, 2001 and 2000, the Fund distributed $810,000, $90,000 and $60,000 to partners, respectively. For financial statement pur-poses, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. The Fund invested in $760,417, $1,851,498 and $1,857,519 of direct financing leases during the years ended December 31, 2001, 2000 and 1999, respectively.

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

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 49, Chairman, President and Chief Executive Officer of LEAF since November 2001. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2001. Vice President of Marketing for Tokai Financial Services, from 1987 through 1996.

     EDWARD E. COHEN, age 62, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990, President of Resource America since 2000 and Chief Executive Officer and a Director of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 31, Director of LEAF since November 2001. Execu-tive Vice President of Resource America since 2001, Senior Vice President of Resource America from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate investment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 42, Vice President and a Director of LEAF since November 2001. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 46, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1995.

     MARIANNE T. SCHUSTER, age 43, Vice President and Treasurer of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2001:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            LEAF Financial
             Corporation               General Partner       $51,511(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        1,346.06 (1)

           Odd Lot Liquidity Fund, LLC        1,346.06 (2)

           Sierra Fund 4, LLC                 1,346.06 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 1,027.46 units and 318.60 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 1,027.46 units and beneficial ownership of 318.60 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 318.60 units and beneficial ownership of 1,027.46 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1990, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of LEAF Financial Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general part-nership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2001, the Fund was charged by the General Partner $51,511 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and manage-ment services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equip-ment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus an 11% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During 2001, the General Partner received cash distributions of $3,600.

     The Fund incurred $88,286 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2001.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

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

                  FIDELITY LEASING INCOME FUND VIII, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit S. DeMent, Chairman and President

Dated March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-28-02
Crit S. DeMent                 and President of LEAF Financial
                               Corporation
                               (Principal Executive Officer)


/s/ Miles Herman
____________________________  Vice President and Director of            3-28-02
Miles Herman                   LEAF Financial Corporation



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-28-02
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President and Treasurer of           3-28-02
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2001 and 2000             F-3

          Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2001, 2000 and 1999                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                           F-6

          Notes to Financial Statements                            F-7 - F-13


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 14, 2002

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                        BALANCE SHEETS

                                            ASSETS
                                                            December 31,

                                                      2001                2000
       Cash and cash equivalents                   $2,908,429          $1,682,259

       Accounts receivable                            319,052             179,909

       Due from related parties                         8,999              27,522

       Net investment in direct financing
        leases                                      1,648,681           3,266,920

       Equipment under operating leases
        (net of accumulated depreciation
        of $1,025,054 and $963,960,
        respectively)                                  41,288             101,508

       Equipment held for sale or lease               103,500                -
                                                   __________          __________

               Total assets                        $5,029,949          $5,258,118
                                                   ==========          ==========

                              LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   12,272          $   10,430

             Accounts payable and
              accrued expenses                          7,231              43,046

             Due to related parties                    12,189              10,672
                                                   __________          __________

                Total liabilities                      31,692              64,148

       Partners' capital                            4,998,257           5,193,970
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $5,029,949          $5,258,118
                                                   ==========          ==========





The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                       STATEMENTS OF OPERATIONS

                                               For the years ended December 31,

                                               2001         2000           1999

Income:
  Earned income on direct
   financing leases                          $278,823     $278,353     $  304,021
  Rentals                                     171,169      282,005        589,216
  Interest                                     82,804       62,631         81,090
  Gain on sale of equipment, net                 -          44,873         49,407
  Other                                         4,126       11,088         27,275
                                             ________     ________     __________
                                              536,922      678,950      1,051,009
                                             ________     ________     __________

Expenses:
  Depreciation                                 61,094      125,308        364,832
  Write-down of equipment to
   net realizable value                          -            -            80,267
  General and administrative                   62,368       56,748         69,852
  General and administrative to
   related party                               88,286       84,975        113,635
  Management fee to related party              51,511       49,583         57,784
  Reserve for uncollectible accounts          109,376         -              -
                                             ________     ________     __________
                                              372,635      316,614        686,370
                                             ________     ________     __________

Net income                                   $164,287     $362,336     $  364,639
                                             ========     ========     ==========

Net income per equivalent
 limited partnership unit                    $  11.53     $  26.69     $    27.55
                                             ========     ========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year             13,307       13,438         13,105
                                             ========     ========     ==========








The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENT OF PARTNERS' CAPITAL

                    For the years ended December 31, 2001, 2000 and 1999

                                       General       Limited Partners
                                       Partner      Units        Amount          Total
                                      ________      ___________________          _____

Balance, January 1, 1999              ($8,336)      21,695    $5,015,331      $5,006,995

Cash distributions                     (2,400)        -         (237,600)       (240,000)

Net income                              3,646         -          360,993         364,639
                                      _______       ______    __________      __________

Balance, December 31, 1999             (7,090)      21,695     5,138,724       5,131,634

Cash distributions                     (3,000)        -         (297,000)       (300,000)

Net income                              3,623         -          358,713         362,336
                                      _______       ______    __________      __________

Balance, December 31, 2000             (6,467)      21,695     5,200,437       5,193,970

Cash distributions                     (3,600)        -        (356,400)        (360,000)

Net income                             10,800         -         153,487          164,287
                                      _______       ______    __________      __________

Balance, December 31, 2001            $   733       21,695    $4,997,524      $4,998,257
                                      =======       ======    ==========      ==========












The accompanying notes are an integral part of this financial statement.

                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2001          2000          1999
Cash flows from operating activities:
  Net income                                   $  164,287    $  362,336    $  364,639
                                               __________    __________    __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                     61,094       125,308       364,832
  Write-down of equipment to net
   realizable value                                  -             -           80,267
  Reserve for uncollectible accounts              109,376          -             -
  (Gain) loss on sale of equipment, net              -          (44,873)      (49,407)
  (Increase) decrease in accounts receivable     (139,143)      (82,204)       57,282
  (Increase) decrease in due from
   related parties                                 18,523        49,767       (14,296)
  Increase (decrease) in lease rents paid in
   advance                                          1,842        (2,271)        3,198
  Increase (decrease) in accounts payable
   and accrued expenses                           (35,815)       (9,701)      (53,867)
  Increase (decrease) in due to related parties     1,517         4,508          (904)
                                               __________    __________    __________
                                                   17,394        40,534       387,105
                                               __________    __________    __________
  Net cash provided by operating activities       181,681       402,870       751,744
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                       (104,374)        -              -
  Investment in direct financing leases          (760,417)   (1,851,498)   (1,857,519)
  Proceeds from direct financing leases,
   net of earned income                         2,269,280     1,687,822     1,572,013
  Proceeds from sale of equipment                    -          114,276        66,332
                                               __________    __________    __________
  Net cash provided by (used in)
   investing activities                         1,404,489       (49,400)     (219,174)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                  (360,000)     (300,000)     (240,000)
                                               __________    __________    __________
  Net cash used in financing activities          (360,000)     (300,000)     (240,000)
                                               __________    __________    __________
Increase in cash and cash equivalents           1,226,170        53,470       292,570

Cash and cash equivalents, beginning of year    1,682,259     1,628,789     1,336,219
                                               __________    __________    __________
Cash and cash equivalents, end of year         $2,908,429    $1,682,259    $1,628,789
                                               ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the Fund) was formed on
November 21, 1990. In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation
(LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equipment, computer terminals, technical work-stations and networking equipment, as well as other electronic equipment, that is leased to third parties throughout the United States on a short-term basis.

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

     The Fund's leasing operations consist of both direct financing and operating leases. Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

     Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated dep-reciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

4.  EQUIPMENT LEASED

     The Fund's direct financing leases are for initial lease terms ranging from 7 to 60 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The approximate net investment in direct financing leases as of Decem-ber 31, 2001 is as follows:

              Minimum lease payments to be received            $1,523,000
              Unguaranteed residuals                              337,000
              Unearned rental income                              (71,000)
              Reserve for uncollectible accounts                 (124,000)
              Unearned residual income                            (16,000)
                                                               __________
                                                               $1,649,000
                                                               ==========

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms ranging from 11 to 36 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, in 2001 and 2000 there was no write-down of equipment to net realizable value. In 1999,

                      FIDELITY LEASING INCOME FUND VIII, L.P.

approximately $80,000 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of December 31 are as follows:

                                           Direct
                                         Financing          Operating

                    2002                $1,310,000            $59,000
                    2003                   212,000               -
                    2004                     1,000               -
                                        __________            _______
                                        $1,523,000            $59,000
                                        ==========            =======

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        2001        2000         1999

        Management fee                 $51,511     $49,583     $ 57,784
        Reimbursable costs              88,286      84,975      113,635

                      FIDELITY LEASING INCOME FUND VIII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2001 and 2000 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2001 and 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2001, two customers accounted for approximately 55% and 30% of the Fund's rental income. For the year ended December 31, 2000, five customers accounted for approximately 36%, 20%, 19%, 15% and 10% of the Fund's rental income. For the year ended December 31, 1999, four customers accounted for approximately 34%, 16%, 14% and 12% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2001           2000           1999
                      March                  $ 90,000       $ 60,000       $ 60,000
                      June                     90,000         60,000         80,000
                      September               120,000         90,000         60,000
                      December                 60,000         90,000         40,000
                                             ________       ________       ________
                                             $360,000       $300,000       $240,000
                                             ========       ========       ========

     In addition, the General Partner declared and paid two cash distri-butions of $30,000 each in January and February 2002 and one cash distri-bution of $750,000 in February 2002 for the months ended October 31, November 30 and December 31, 2001, for an aggregate of $810,000 to all admitted partners as of October 31, November 30 and December 31, 2001.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2001 and 2000:


                                                                  2001
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 44,020   $ 49,150   $117,887   $ 67,766
     Rentals                                     40,443     42,604     44,219     43,903
     Interest                                    21,813     24,245     20,415     16,331
     Other                                        1,194      2,172        384        376
                                               ________   ________   ________   ________

   Total income                                 107,470    118,171    182,905    128,376
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                12,799     16,098     16,099     16,098
     General and administrative                  13,331     20,063     18,918     10,056
     General and administrative to
      related party                              25,328     23,409     19,213     20,336
     Management fee to related party             11,811     11,324     14,067     14,309
     Reserve for uncollectible accounts          22,590     33,884     52,902       -
                                               ________   ________   ________   ________

   Total expenses                                85,859    104,778    121,199     60,799
                                               ________   ________   ________   ________

   Net income                                  $ 21,611   $ 13,393   $ 61,706   $ 67,577
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   1.09   $    .95   $   4.51   $   4.98
                                               ========   ========   ========   ========

                      FIDELITY LEASING INCOME FUND VIII, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2000
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 73,187   $ 69,647   $ 78,038   $ 57,481
     Rentals                                   $ 48,163     68,639     54,577    110,626
     Interest                                    13,146     12,769     13,745     22,971
     Gain on sale of equipment, net                -          -        41,023      4,600
     Other                                          647      1,618      8,160        663
                                               ________   ________   ________   ________

   Total income                                 135,143    152,673    195,543    196,341
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                16,098     20,134     22,152     66,924
     General and administrative                  16,279     12,844      7,899     19,726
     General and administrative to
      related party                              25,804     20,808     18,333     20,030
     Management fee to related party             13,348     12,500     11,936     11,799
     Loss on sale of equipment, net                -           750       -          -
                                               ________   ________   ________   ________

   Total expenses                                71,529     67,036     60,320    118,479
                                               ________   ________   ________   ________

   Net income                                  $ 63,614   $ 85,637   $135,223   $ 77,862
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   4.66   $   6.29   $   9.97   $   5.77
                                               ========   ========   ========   ========