Form 10-Q
period 2002-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2002-05-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

       1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19106
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

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

                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2002                     2001
                                           ________                 ________

Cash and cash equivalents                 $2,699,901               $2,908,429

Accounts receivable                          180,024                  319,052

Due from related parties                     100,749                    8,999

Net investment in direct
 financing leases                          1,342,297                1,648,681

Equipment under operating leases
 (net of accumulated depreciation
 of $769,136 and $1,025,054,
 respectively)                                29,315                   41,288

Equipment held for sale or lease                -                     103,500

                                          __________               __________

       Total assets                       $4,352,286               $5,029,949
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   12,153               $   12,272

     Accounts payable and
      accrued expenses                        11,814                    7,231

     Due to related parties                  109,161                   12,189
                                          __________               __________

       Total liabilities                     133,128                   31,692

Partners' capital                          4,219,158                4,998,257
                                          __________               __________
       Total liabilities and
        partners' capital                 $4,352,286               $5,029,949
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2002 and 2001

                                  (Unaudited)

                                                    2002              2001
                                                  ________          ________

Income:
     Earned income on direct financing leases     $ 38,618          $ 67,766
     Rentals                                        40,491            43,903
     Interest                                       19,067            16,331
     Gain on sale of equipment, net                    850              -
     Other                                           1,346               376
                                                  ________          ________

                                                   100,372           128,376
                                                  ________          ________

Expenses:
     Depreciation                                   11,973            16,098
     General and administrative                     20,836            10,056
     General and administrative to related
       party                                        23,605            20,336
     Management fee to related party                13,057            14,309
                                                  ________          ________

                                                    69,471            60,799
                                                  ________          ________

Net income                                        $ 30,901          $ 67,577
                                                  ========          ========


Net income per equivalent
  limited partnership unit                        $   2.10          $   4.98
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               12,022            13,424
                                                  ========          ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 2002

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner    Units     Amount         Total
                                  _______    _____     ______         _____

Balance, January 1, 2002          $  733     21,695  $4,997,524    $4,998,257

Cash distributions                (8,100)      -       (801,900)     (810,000)

Net income                         5,600       -         25,301        30,901
                                  ______     ______  __________    __________

Balance, March 31, 2002          ($1,767)    21,695  $4,220,925    $4,219,158
                                  ======     ======  ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)

                                                         2002          2001
                                                      __________    __________
Cash flows from operating activities:
     Net income                                       $   30,901    $   67,577
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                       11,973        16,098
       (Gain) loss on sale of equipment, net                (850)         -
       (Increase) decrease in accounts receivable        139,028          (857)
       (Increase) decrease in due from related parties   (91,750)     (196,350)
       Increase (decrease) in lease rents paid
        in advance                                          (119)        3,226
       Increase (decrease) in accounts payable and
        accrued expenses                                   4,583         6,263
       Increase (decrease) in due to related parties      96,972         7,995
                                                      __________    __________
                                                         159,837      (163,625)
                                                      __________    __________
     Net cash provided by (used in) operating
      activities                                         190,738       (96,048)
                                                      __________    __________
Cash flows from investing activities:
     Investment in direct financing leases                (3,105)         -
     Proceeds from direct financing leases,
      net of earned income                               412,989       569,689
     Proceeds from sale of equipment                         850          -
                                                      __________    __________
     Net cash provided by investing activities           410,734       569,689
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                      (810,000)      (90,000)
                                                      __________    __________
     Net cash used in financing activities              (810,000)      (90,000)
                                                      __________    __________
     Increase (decrease) in cash and
      cash equivalents                                  (208,528)      383,641
     Cash and cash equivalents, beginning
      of period                                        2,908,429     1,682,259
                                                      __________    __________
     Cash and cash equivalents, end of period         $2,699,901    $2,065,900
                                                      ==========    ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2002

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financ-ing leases are for initial lease terms ranging from 7 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resid-ual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2002 is as follows (unaudited):

          Minimum lease payments to be received        $1,071,000
          Unguaranteed residuals                          336,000
          Unearned rental income                          (56,000)
          Unearned residual income                         (9,000)
                                                       __________
                                                       $1,342,000
                                                       ==========

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 3 to 36 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.
    Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of March 31, 2002 are as follows:

      Years Ending December 31        Direct Financing       Operating
      ________________________        ________________       _________

                2002                     $  811,000            $20,000
                2003                        181,000               -
                2004                         27,000               -
                2005                         26,000               -
                2006                         26,000               -
                                         __________            _______
                                         $1,071,000            $20,000
                                         ==========            =======

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 4% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2002 and 2001 (unaudited):

                                               2002             2001
                                             ________         ________

          Management fee                      $13,057          $14,309
          Reimbursable costs                   23,605           20,336

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

    Amounts due from related parties at March 31, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2002 and December 31, 2001 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affili-ated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions of $30,000, $30,000 and $500,000 subsequent to March 31, 2002 for the months ended January 31, February 28 and March 31, 2002, respectively, to all admitted partners as of January 31, February 28 and March 31, 2002.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $100,372 and $128,376 for the three months ended March 31, 2002 and 2001, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 79% and 87% of total revenues for the first quarter of 2002 and 2001, respectively. The decrease in revenues in 2002 was primarily attributable to the decrease in earned income on direct financing leases.
In 2002, earned income on direct financing leases decreased by approximately $29,000 because of the monthly amortization of unearned income using the interest method. Additionally, the early termination of certain direct financing leases in the last six months of 2001 and the first quarter of 2002 also accounted for the decrease in earned income on direct financing leases during the three months ended March 31, 2002.

    Expenses were $69,471 and $60,799 for the three months ended
March 31, 2002 and 2001, respectively.  Depreciation expense comprised
17% and 26% of total expenses for the first quarter of 2002 and 2001, respectively. The increase in expenses in 2002 was primarily related to the increase in general and administrative expense. General and administrative expense increased by approximately $11,000 due to the increase in various costs required to operate the Fund on a daily basis. Also, general and admin-istrative expense to related party increased by approximately $3,000 during the first quarter of 2002 compared to the same period in 2001 due to the increase in costs associated with managing the Fund by the General Partner. The decrease in depreciation expense of approximately $4,000 served to miti-gate the increase in overall expenses during the quarter ended March 31, 2002. The decrease in this account resulted from equipment under operating leases that became fully depreciated since the first quarter of 2001.

    The Fund's net income was $30,901 and $67,577 for the three months ended March 31, 2002 and 2001, respectively. The net income per equivalent limited partnership unit, after income allocated to the General Partner, was $2.10 and $4.98 based on a weighted average number of equivalent limited partnership units outstanding of 12,022 and 13,424 for the three months ended March 31, 2002 and 2001, respectively.

    The Fund generated $42,024 and $83,675 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2002 and 2001, respectively. There were no cash distributions paid to partners during the first quarter of 2002 and 2001 for the three months ended March 31, 2002 and 2001. However, the General Partner declared and paid cash distributions of $30,000, $30,000 and $750,000 during the first quarter of 2002 for the months ended October 31, November 30 and December 31, 2001, respectively. Subsequent to March 31, 2002, the General Partner declared and paid two cash distributions of $30,000 each and one cash distribution of $500,000 to partners totaling $560,000 for the first quarter of 2002. Subsequent to March 31, 2001, monthly cash distri-butions of $30,000 each totaling $90,000 were paid to partners for the first

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

quarter of 2001. The Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2002 and 2001 that exceeded the amount of cash available from operations for these periods. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods and for lease terms consistent with the plan of dissolution.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 2002

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             and President of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             Vice President and Director of
                             LEAF Financial Corporation



            5-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President and Treasurer of
                             LEAF Financial Corporation
                             (Principal Financial Officer)