Form 10-Q
period 2002-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2002-08-13
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2002                     2001
                                           ________                 ________

Cash and cash equivalents                 $2,638,437               $2,908,429

Accounts receivable                          130,620                  319,052

Due from related parties                       9,776                    8,999

Net investment in direct
 financing leases                            861,888                1,648,681

Equipment under operating leases
 (net of accumulated depreciation
 of $353,813 and $1,025,054,
 respectively)                                17,925                   41,288

Equipment held for sale or lease                -                     103,500

                                          __________               __________

       Total assets                       $3,658,646               $5,029,949
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    1,992               $   12,272

     Accounts payable and
      accrued expenses                         6,533                    7,231

     Due to related parties                    2,565                   12,189
                                          __________               __________

       Total liabilities                      11,090                   31,692

Partners' capital                          3,647,556                4,998,257
                                          __________               __________
       Total liabilities and
        partners' capital                 $3,658,646               $5,029,949
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                  2002          2001       2002        2001
                                  ____          ____       ____        ____

Income:
     Earned income on direct
      financing leases            $22,931    $117,887    $61,549     $185,653
     Rentals                       23,242      44,219     63,733       88,122
     Interest                      18,428      20,415     37,495       36,746
     Gain on sale of equipment,
      net                          15,950        -        16,800         -
     Other                          1,201         384      2,547          760
                                  _______    ________   ________     ________

                                   81,752     182,905    182,124      311,281
                                  _______    ________   ________     ________

Expenses:
     Depreciation                  11,390      16,099     23,363       32,197
     General and administrative    21,154      18,918     41,990       28,974
     General and administrative
      to related party             19,983      19,213     43,588       39,549
     Management fee to related
      party                        10,827      14,067     23,884       28,376
     Reserve for uncollectible
      accounts                       -         52,902       -          52,902
                                  _______    ________   ________     ________

                                   63,354     121,199    132,825      181,998
                                  _______    ________   ________     ________

Net income                        $18,398    $ 61,706   $ 49,299     $129,283
                                  =======    ========   ========     ========

Net income per equivalent
 limited partnership unit         $  1.19    $   4.51   $   3.34     $   9.48
                                  =======    ========   ========     ========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the period                        10,782      13,484     11,402       13,454
                                  =======    ========   ========     ========


The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                        STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 2002
                                  (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____


Balance, January 1, 2002         $   733     21,695  $4,997,524    $4,998,257

Cash distributions               (14,000)      -     (1,386,000)   (1,400,000)

Net income                        11,200       -         38,099        49,299
                                 _______     ______  __________    __________

Balance, June 30, 2002          ($ 2,067)    21,695  $3,649,623    $3,647,556
                                 =======     ======  ==========    ==========






























The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 2002 and 2001
                                  (Unaudited)

                                                         2002          2001
                                                     __________     __________
Cash flows from operating activities:
     Net income                                      $   49,299     $  129,283
                                                     __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                        23,363         32,197
     Reserve for uncollectible accounts                    -            52,902
     Gain on sale of equipment, net                     (16,800)          -
     (Increase) decrease in accounts receivable         188,432        (30,236)
     (Increase) decrease in due from related parties       (777)       (33,903)
     Increase (decrease) in lease rents paid
      in advance                                        (10,280)         1,936
     Increase (decrease) in accounts payable
      and accrued expenses                                 (698)       (36,246)
     Increase (decrease) in due to related parties       (9,624)        (3,583)
                                                     __________     __________
                                                        173,616        (16,933)
                                                     __________     __________
     Net cash provided by operating activities          222,915        112,350
                                                     __________     __________
Cash flows from investing activities:
     Investment in direct financing leases               (3,105)      (502,226)
     Proceeds from sale of equipment                     16,800           -
     Proceeds from direct financing leases,
      net of earned income                              893,398      1,300,163
                                                     __________     __________
     Net cash provided by investing activities          907,093        797,937
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                   (1,400,000)      (180,000)
                                                     __________     __________
     Net cash used in financing activities           (1,400,000)      (180,000)
                                                     __________     __________
     Increase (decrease) in cash and
      cash equivalents                                 (269,992)       730,287
     Cash and cash equivalents, beginning
      of period                                       2,908,429      1,682,259
                                                     __________     __________
     Cash and cash equivalents, end of period        $2,638,437     $2,412,546
                                                     ==========     ==========




The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 2002
                                 (Unaudited)

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

    The net investment in direct financing leases as of June 30, 2002 is as follows (unaudited):

        Minimum lease payments to be received          $563,000
        Unguaranteed residuals                          336,000
        Unearned rental income                          (35,000)
        Unearned residual income                         (2,000)
                                                       ________
                                                       $862,000
                                                       ========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 3 to 36 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and antic-ipated technological developments affecting equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equip-ment.

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of June 30, 2002 are as follows:

                                                 Direct
             Years Ending December 31           Financing       Operating
             ________________________           _________      __________

                       2002                     $303,000          $8,000
                       2003                      181,000            -
                       2004                       27,000            -
                       2005                       26,000            -
                       2006                       26,000            -
                                                ________          ______
                                                $563,000          $8,000
                                                ========          ======

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

2.  RELATED PARTY TRANSACTIONS (Continued)

    ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2002 and 2001:

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                2002          2001        2002        2001
                                ____          ____        ____        ____

     Management fee           $10,827       $14,067     $23,884     $28,376
     Reimbursable costs        19,983        19,213      43,588      39,549

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid a cash distribution of $30,000 in June 2002 for the month ended April 30, 2002 to all admitted partners as of April 30, 2002. Additionally, the General Partner declared and paid cash distributions of $30,000 and $500,000 subsequent to June 30,2002 for the months ended May 31 and June 30, 2002, respectively, to all admitted partners as of May 31 and June 30, 2002.

                    FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $81,752 and $182,905 for the three months ended June 30, 2002 and 2001, respectively, and $182,124 and $311,281 for the six months ended June 30, 2002 and 2001, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 56% and 89% of total revenues for the second quarter of 2002 and 2001, respectively and 69% and 88% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenues was primarily attributable to the decrease in earned income on direct financing leases. In 2002, earned income on direct financing leases decreased by approximately $124,000 because of the monthly amortization of unearned income using the interest method. Additionally, the early termi-nation of certain direct financing leases in the last six months of 2001 and the first six months of 2002 also accounted for the decrease in earned income on direct financing leased during the six months ended June 30, 2002. The decrease in rental income also contributed to the overall decrease in revenues in 2002. Rental income decreased in 2002 by approximately $24,000 due to equipment that came off lease or was sold. The net gain on sale of equipment served to mitigate the decrease in revenues in 2002. The Fund recognized a net gain on sale of equipment of $16,800 for the six months ended June 30, 2002 compared to $-0- for the same period in 2001.

    Expenses were $63,354 and $121,199 for the three months ended June 30, 2002 and 2001, respectively, and $132,825 and $181,998 for the six months ended June 30, 2002 and 2001, respectively. Depreciation expense comprised 18% and 13% of total expenses for the second quarter of 2002 and 2001, re-spectively and 18% of total expenses for both the six months ended June 30, 2002 and 2001. The decrease in expenses during the six months ended June 30, 2002 was primarily attributable to the decrease in the reserve for un-collectible accounts. During the second quarter of 2001, approximately $53,000 was charged to this account to reserve for potential uncollectible rents. There was no charge to this account during the first six months of 2002. The decrease in depreciation expense of approximately $9,000 also contributed to the decrease in overall expenses during the six months ended June 30, 2002. The decrease in this account resulted from equipment under operating leases that became fully depreciated since June 2001. The decrease in total expenses during the six months ended June 30, 2002 was mitigated by the increase in general and administrative expense. General and administra-tive expense increased because of the increase in the various costs incurred to operate the Fund on a daily basis.

    The Fund's net income was $18,398 and $61,706 for the three months ended June 30, 2002 and 2001, respectively, and $49,299 and $129,283 for the six months ended June 30, 2002 and 2001, respectively. The earnings per equiva-lent limited partnership unit, after earnings allocated to the General Partner, were $1.19 and $4.51 based on a weighted average number of equivalent limited partnership units outstanding of 10,782 and 13,484 for the three months ended June 30, 2002 and 2001, respectively. The earnings per equivalent limited

                    FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

partnership unit, after earnings allocated to the General Partner, were $3.34 and $9.48 based on a weighted average number of equivalent limited partnership units outstanding of 11,402 and 13,454 for the six months ended June 30, 2002 and 2001, respectively.

    The Fund generated $13,838 and $130,707 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2002 and 2001, respectively. The General Partner declared and paid one cash distribution of $30,000 during the second quarter of 2002 for the month of April 2002. Subsequent to June 30, 2002, the General Partner declared and paid cash distributions of $30,000 and $500,000 for the months ended May 31 and June 30, 2002, respectively. Subsequent to June 30, 2001, the General Partner declared and paid three cash distributions of $30,000 each for a total of $90,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the Fund generated $55,862 and $214,382 of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $1,120,000 and $180,000 for the six months ended June 30, 2002 and 2001, respectively. The General Partner declared and paid three cash distributions of $30,000 each and one cash distribution of $500,000 during the first six months of 2002. Subsequent to June 30, 2002, the General Partner declared and paid one cash distribution of $30,000 and one cash distribution of $500,000 for the first six months of 2002. The General Partner also declared and paid three cash distributions totaling $810,000 during the first six months of 2002 for the months ended October 31, November 30 and December 31, 2001. For the six months ended June 30, 2001, the
General Partner declared and paid three cash distributions of $30,000 each during the first six months of 2001 and three cash distributions of $30,000 each subsequent to June 30, 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods and for lease terms consistent with the plan of dissolution. The Fund invested $3,105 and $502,226 in direct financing leases during the six months ended June 30, 2002 and 2001, respectively.

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

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.
                                  June 30, 2002


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibits:

              Exhibit No.             Description
              -----------             -----------
              99.1                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

              99.2                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

          b)  Reports on Form 8-K:  None

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.




      ________________________
      Crit S. DeMent
      Principal Executive Officer
      August 13, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.




      ________________________
      Marianne T. Schuster
      Principal Financial Officer
      August 13, 2002

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8-13-02     By:
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-13-02     By:
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Financial Corporation



            8-13-02     By:
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            8-13-02     By:
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)