Form 10-Q
period 2002-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2002-11-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2002                     2001
                                         _____________            ____________

Cash and cash equivalents                 $2,600,917               $2,908,429

Accounts receivable                          125,642                  319,052

Due from related parties                        -                       8,999

Net investment in direct
 financing leases                            338,388                1,648,681

Equipment under operating leases
 (net of accumulated depreciation
 of $151,533 and $1,025,054,
 respectively)                                  -                      41,288

Equipment held for sale or lease              88,317                  103,500

                                          __________               __________

       Total assets                       $3,153,264               $5,029,949
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $      436               $   12,272

     Accounts payable and
      accrued expenses                        14,118                    7,231

     Due to related parties                   33,444                   12,189
                                          __________               __________

       Total liabilities                      47,998                   31,692

Partners' capital                          3,105,266                4,998,257
                                          __________               __________
       Total liabilities and
        partners' capital                 $3,153,264               $5,029,949
                                          ==========               ==========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       2002      2001        2002       2001
                                       ____      ____        ____       ____

Income:
     Earned income on direct
      financing leases                $11,911  $ 49,150    $ 73,460   $234,803
     Rentals                            8,833    42,604      72,566    130,726
     Interest                          18,338    24,245      55,833     60,991
     Gain on sale of equipment, net    28,271      -         45,071       -
     Other                                284     2,172       2,831      2,932
                                      _______  ________    ________   ________

                                       67,637   118,171     249,761    429,452
                                      _______  ________    ________   ________

Expenses:
     Depreciation                       3,796    16,098      27,159     48,295
     General and administrative        19,058    20,063      61,048     49,037
     General and administrative to
      related party                    22,834    23,409      66,422     62,958
     Management fee to related party 4,239 11,324 28,123 39,700 Reserve for uncollectible
      accounts                           -       33,884        -        86,786
                                      _______  ________    ________   ________

                                       49,927   104,778     182,752    286,776
                                      _______  ________    ________   ________

Net income                            $17,710  $ 13,393    $ 67,009   $142,676
                                      =======  ========    ========   ========


Net income per equivalent
  limited partnership unit            $  1.25  $   0.95    $   4.64   $  10.47
                                      =======  ========    ========   ========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                            9,659    13,215      10,821     13,374
                                      =======  ========    ========   ========



     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2002

                                  (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 2002         $   733     21,695  $4,997,524    $4,998,257

Cash distributions               (19,600)      -     (1,940,400)   (1,960,000)

Net income                        16,800       -         50,209        67,009
                                 _______     ______  __________    __________

Balance, September 30, 2002     ($ 2,067)    21,695  $3,107,333    $3,105,266
                                 =======     ======  ==========    ==========























     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                          2002          2001
                                                          ____          ____
Cash flows from operating activities:
     Net income                                       $   67,009    $  142,676
                                                      __________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                         27,159        48,295
     Reserve for uncollectible accounts                     -           86,786
     Gain on sale of equipment, net                      (45,071)         -
     (Increase) decrease in accounts receivable          193,410       (72,184)
     (Increase) decrease in due from related parties       8,999        22,738
     Increase (decrease) in lease rents paid
      in advance                                         (11,836)       (7,462)
     Increase (decrease) in accounts payable and
      accrued expenses                                     6,887       (34,150)
     Increase (decrease) in due to related parties        21,255        (7,473)
                                                      __________    __________
                                                         200,803        36,550
                                                      __________    __________
     Net cash provided by operating activities           267,812       179,226
                                                      __________    __________
Cash flows from investing activities:
     Investment in direct financing leases              (106,605)     (502,226)
     Acquisition of equipment, net                        15,183          -
     Proceeds from sale of equipment                      59,200          -
     Proceeds from direct financing leases,
      net of earned income                             1,416,898     1,772,526
                                                      __________    __________
     Net cash provided by investing activities         1,384,676     1,270,300
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                    (1,960,000)     (300,000)
                                                      __________    __________
     Net cash used in financing activities            (1,960,000)     (300,000)
                                                      __________    __________
     Increase (decrease) in cash and cash equivalents   (307,512)    1,149,526
     Cash and cash equivalents, beginning of
      period                                           2,908,429     1,682,259
                                                      __________    __________
     Cash and cash equivalents, end of period         $2,600,917    $2,831,785
                                                      ==========    ==========


     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 60 months.

    The approximate net investment in direct financing leases as of Septem-ber 30, 2002 is as follows (unaudited):

          Minimum lease payments to be received            $364,000
          Unearned rental income                            (26,000)
                                                           ________
                                                           $338,000
                                                           ========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 3 to 36 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and antici-pated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of September 30, 2002 are as follows (unaudited):
                                            Direct
       Years Ending December 31            Financing       Operating
       ________________________            _________       _________

                 2002                       $109,000          $1,000
                 2003                        176,000            -
                 2004                         27,000            -
                 2005                         26,000            -
                 2006                         26,000            -
                                            ________          ______
                                            $364,000          $1,000
                                            ========          ======

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2002 and 2001 (unaudited):

                       FIDELITY LEASING INCOME FUND VIII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                2002        2001        2002         2001
                                ____        ____        ____         ____

       Management fee         $ 4,239     $11,324     $28,123      $39,700
       Reimbursable costs      22,834      23,409      66,422       62,958

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    The amount due from related parties at December 31, 2001 represents monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $30,000 in September 2002 for the month ended July 31, 2002 to all admitted partners as of July 31, 2002. Additionally, the General Partner declared and paid cash distributions of $30,000 and $500,000 subsequent to Septem-ber 30, 2002 for the months ended August 31 and September 30, 2002 to all admitted partners as of August 31 and September 30, 2002.

                     FIDELITY LEASING INCOME FUND VIII, L. P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $67,637 and $118,171 for the three months ended September 30, 2002 and 2001, respectively, and $249,761 and $429,452 for the nine months ended September 30, 2002 and 2001, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 31% and 78% of total revenues for the third quarter of 2002 and 2001, respectively, and 58% and 85% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenues was primarily attributable to the de-crease in earned income on direct financing leases of approximately $161,000. Earned income on direct financing leases decreased because of the monthly amortization of unearned income using the interest method. Additionally, the early termination of certain direct financing leases during the last quarter of 2001 and the first nine months of 2002 accounted for the decrease in earned income on direct financing leases during the nine months ended September 30, 2002. The decrease in total revenues was also attributable to the decrease in rental income. Rental income decreased approximately $58,000 because of equipment under operating leases that terminated and was sold since September 2001. The increase in net gain on sale of equipment served to mitigate the overall decrease in revenues for the nine months ended September 30, 2002.
The Fund recognized a net gain on sale of equipment of $45,071 during the nine months ended September 30, 2002 compared to $-0- for the same period in 2001.

    Expenses were $49,927 and $104,778 for the three months ended Septem-ber 30, 2002 and 2001, respectively, and $182,752 and $286,776 for the nine months ended September 30, 2002 and 2001, respectively. Depreciation expense comprised 8% and 15% of total expenses during the third quarter of 2002 and 2001, respectively, and 15% and 17% of total expenses for the nine months ended September 30, 2002 and 2001, respectively. The decrease in expenses during the nine months ended September 30, 2002 was primarily attributable to the decrease in the reserve for uncollectible accounts. During the nine months ended September 30, 2001, approximately $87,000 was charged to this account to reserve for potential uncollectible rentals. There was no charge to the reserve for uncollectible accounts during the nine months ended September 30, 2002. The decrease in depreciation expense of approximately $21,000 also contributed to the overall decrease in expenses during the first nine months of 2002. The decrease in this account resulted from equipment under operating leases that terminated and was sold during 2002. Furthermore, management fee to related party decreased during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This account decreased because of the decrease in rentals earned on both operating and direct fi-nancing leases. Management fee is earned as a percentage of these rentals.
The overall decrease in expenses was lowered by the increase in general and administrative expense. General and administrative expense increased in 2002 because of an increase in the various expenses incurred to operate the Fund on a daily basis.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $17,710 and $13,393 for the three months ended September 30, 2002 and 2001, respectively, and $67,009 and $142,676 for the nine months ended September 30, 2002 and 2001, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $1.25 and $0.95 based on a weighted average number of equivalent limited partnership units outstanding of 9,659 and 13,215 for the three months ended September 30, 2002 and 2001, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $4.64 and $10.47 based on a weighted average number of equiv-alent limited partnership units outstanding of 10,821 and 13,374 for the nine months ended September 30, 2002 and 2001, respectively.

    The Fund generated (used) cash from operations of ($6,765) and $63,375, for the purpose of determining cash available for distribution, during the quarter ended September 30, 2002 and 2001, respectively. The General Partner declared and paid one cash distribution of $30,000 in September 2002 for the month ended July 31, 2002. Subsequent to September 30, 2002, the General Partner declared and paid cash distributions of $30,000 and $500,000 for the months ended August 31 and September 30, 2002. The General Partner declared and paid one cash distribution of $30,000 in September 2001 and two cash distributions of $30,000 each subsequent to September 2001 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the Fund generated $49,097 and $277,757 of cash from operations for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $1,680,000 and $270,000 for the nine months ended September 30, 2002 and 2001, respectively. The Fund paid seven cash distributions totaling $1,150,000 during the first nine months of 2002 and cash distributions of $30,000 and $500,000 subsequent to September 30, 2002. In addition, the Fund paid three cash distributions totaling $810,000 during the first nine months of 2002 for the months of October, November and December 2001. The Fund paid seven cash distributions of $30,000 each during the first nine months of 2001 and two cash distributions of $30,000 each sub-sequent to September 30, 2001 for the nine months ended September 30, 2001.
For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $106,605 and $502,226 in direct financing leases during the nine months ended September 30, 2002 and 2001, respectively.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to the Fund's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4:  CONTROLS AND PROCEDURES

    The Chief Executive Officer and Chief Financial Officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Fund's disclosure controls and procedures as defined in Rules Section 240.13a-14(c) and 240.15d-14(c) are effective.

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant defi-ciencies and material weaknesses.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                               September 30, 2002

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




           11-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



           11-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and a Director of
                             LEAF Financial Corporation



           11-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



           11-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income VIII, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income VIII, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation
(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 14, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 14, 2002