Form 10-K/A
period 2001-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2003-03-28
CIK 870742

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

     CRIT S. DEMENT, age 49, Chairman of the Board of Directors, President and Chief Executive Officer of LEAF since November 2001. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     EDWARD E. COHEN, age 62, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer and a Director of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Manage-ment, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

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

     MARIANNE T. SCHUSTER, age 43, Vice President of Accounting of LEAF since 1984.


     In February 2002, Crit S. DeMent was elected as Chairman of the Board of Directors and Chief Executive Officer of LEAF and Miles Herman was elected as President, Chief Operating Officer and a Director of LEAF.

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

Dated March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-27-03
Crit S. DeMent                 of LEAF Financial Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  President and Director of                 3-27-03
Miles Herman                   LEAF Financial Corporation



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-27-03
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President of Accounting of           3-27-03
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
                                               ========   ========   ========   ========

                      FIDELITY LEASING INCOME FUND VIII, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2000
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 73,187   $ 69,647   $ 78,038   $ 57,481
     Rentals                                     48,163     68,639     54,577    110,626
     Interest                                    13,146     12,769     13,745     22,971
     Gain on sale of equipment, net                -          -        41,023      4,600
     Other                                          647      1,618      8,160        663
                                               ________   ________   ________   ________

   Total income                                 135,143    152,673    195,543    196,341
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                16,098     20,134     22,152     66,924
     General and administrative                  16,279     12,844      7,899     19,726
     General and administrative to
      related party                              25,804     20,808     18,333     20,030
     Management fee to related party             13,348     12,500     11,936     11,799
     Loss on sale of equipment, net                -           750       -          -
                                               ________   ________   ________   ________

   Total expenses                                71,529     67,036     60,320    118,479
                                               ________   ________   ________   ________

   Net income                                  $ 63,614   $ 85,637   $135,223   $ 77,862
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   4.66   $   6.29   $   9.97   $   5.77
                                               ========   ========   ========   ========