Form 10-K
period 2002-12-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2003-03-31
CIK 870742

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

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

The number of outstanding limited partnership units of the Registrant at December 31, 2002 is 21,695.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2002, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.


Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing methods as of December 31, 2002:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Network Communications                        $874            100.00%
                                                    ____            ______
      Totals                                        $874            100.00%
                                                    ====            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Tape Storage Systems                    $  591,371             54.62%
      PCB Assembly Equipment                     293,687             27.13
      Heating/Air Conditioning                   106,605              9.85
      Other                                       90,962              8.40
                                              __________            ______
      Totals                                  $1,082,625            100.00%
                                              ==========            ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2002:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Manufacturing/Refining                        $874            100.00%
                                                    ____            ______
      Totals                                        $874            100.00%
                                                    ====            ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Computers/Data Processing               $  502,226             46.39%
      Telecommunications                         293,687             27.13
      Manufacturing/Refining                     106,605              9.85
      Consumer Products/Retailing                 90,962              8.40
      Education                                   63,342              5.85
      Diversified Financial/Banking/Insurance     25,803              2.38
                                              __________            ______
      Totals                                  $1,082,625            100.00%
                                              ==========            ======

Average Initial Term of Leases (in months):  34


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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2002

              Limited Partnership Interests             967
              General Partnership Interest                1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              2002         2001         2000         1999         1998
Total Income              $  303,562     $536,922     $678,950   $1,051,009   $2,790,169
Net Income                    36,905      164,287      362,336      364,639       93,898
Distributions to Partners  2,520,000      360,000      300,000      240,000      220,000
Net Income per Equivalent
 Limited Partnership Unit       1.41        11.53        26.69        27.55         6.87
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     10,254       13,307       13,438       13,105       13,312

                                                December 31,
                              2002         2001         2000         1999         1998
Total Assets              $2,588,760   $5,029,949   $5,258,118   $5,203,246   $5,130,180
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)          10,359      144,788      101,508      296,219      758,243
Net Investment in
 Direct Financing Leases     317,389    1,648,681    3,266,920    3,103,244    2,817,738
Limited Partnership
 Units                        21,695       21,695       21,695       21,695       21,695
Limited Partners                 967          960          959          952          945

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VIII, L.P. had revenues of $303,562,
$536,922 and $678,950 for the years ended December 31, 2002, 2001 and 2000, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 60%, 84% and 83% of total revenues in 2002, 2001 and 2000, respectively. The decrease in total revenues in 2002 was primarily attributable to the decrease in earned income on direct financing leases. The decrease in this account was attributable to the normal monthly amortization of unearned income using the interest method as well as the termination of certain direct financing leases during 2002 and 2001. Additionally, the decrease in rental income also contributed to the overall decrease in revenues in 2002 and 2001. Rental income decreased by approximately $95,000 during the year ended December 31, 2002 because of equipment under operating leases that terminated and was sold. This decrease was mitigated by approximately $25,000 of rentals collected in 2002 on the settlement of a lease for which a reserve was established in the prior year.
In 2001, rental income decreased by approximately $111,000 because of equipment under operating leases that terminated and either was renewed at lower rental rates or was sold. The fluctuation in interest income contributed to the de-crease in total revenues in 2002 and lowered the decrease in total revenues in 2001. This account decreased in 2002 and increased in 2001 because of the change in cash balances available for investment by the Fund. The cash avail-able for investment decreased in 2002 as a result of larger cash distributions paid to partners during the year ended December 31, 2002. In 2001, cash avail-able for investment increased because of the proceeds collected on the early termination of certain direct financing leases. Additionally, the increase in net gain on sale of equipment mitigated the total decrease in income in 2002 and the decrease in this account in 2001 contributed to the overall decrease in income in 2001. The Fund recognized a net gain on sale of equipment of $45,871 for the year ended December 31, 2002 compared to $-0- in 2001 and $44,873 in 2000.

     Expenses were $266,657, $372,635 and $316,614 for the years ended
December 31, 2002, 2001 and 2000, respectively. The decrease in total expenses in 2002 and the increase in total expenses in 2001 was primarily due to the change in the reserve for uncollectible accounts. During the year ended December 31, 2001, approximately $109,000 was charged to this account to reserve for potential uncollectible rents for one lease. There was no reserve for uncollectible accounts recorded during the years ended December 31, 2002 and 2000. Depreciation expense comprised 10%, 16% and 40% of total ex-penses during the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation expense decreased in 2002 and 2001 because of equipment that terminated and was sold during these years. The decrease in this account contributed to the overall decrease in expenses in 2002 and mitigated the overall increase in expenses in 2001. The increase in general and administra-tive expense reduced the decrease in total expenses in 2002 and contributed to the increase in total expenses in 2001. The increase in this account was attributable to the increase in the various costs incurred to operate the Fund on a daily basis. Additionally, management fee to related party decreased during the twelve months ended December 31, 2002 and increased during the twelve months ended December 31, 2001 which contributed to the decrease in

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

total expenses during 2002 and the increase in total expenses during 2001.
The fluctuation in this account resulted from the variation in rentals recognized on both operating and direct financing leases during 2002 and 2001. Management fee to related party is calculated as a percentage of rental proceeds.

     The Fund's net income was $36,905, $164,287 and $362,336 for the years ended December 31, 2002, 2001 and 2000, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $1.41, $11.53 and $26.69 based on a weighted average number of equivalent limited partnership units outstanding of 10,254, 13,307 and 13,438 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Fund generated cash from operations of $18,193, $334,757 and $442,771 for the purpose of determining cash available for distribution during the years ended December 31, 2002, 2001 and 2000, respectively. The Fund distributed $1,710,000, $270,000 and $240,000 to partners during the period from April 1 through December 31, 2002, 2001 and 2000, respectively. During the first quarter of 2003, 2002 and 2001, the Fund distributed $530,000, $810,000 and $90,000 to partners, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. The Fund invested in $89,179, $760,417 and $1,851,498 of direct financing leases during the years ended December 31, 2002, 2001 and 2000, respectively.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 50, Chairman of the Board of Directors and Chief Executive Officer of LEAF since February 2002. Chairman of the
     Board of Directors, President and Chief Executive Officer of LEAF from November 2001 to February 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     CARLOS C. CAMPBELL, age 65, Director of LEAF since May 2002. President of C.C. Campbell and Company (a management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly traded diversified holding company) since 1998.

     EDWARD E. COHEN, age 64, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc.
     (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 32, Director of LEAF since November 2001. Chief Operating Officer and a Director of Resource America since 2002. Execu-tive Vice President of Resource America since 2001. Senior Vice Presi-dent of Resource America from 1999 to 2001. Vice President of Resource America from 1998 to 1999. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 43, President, Chief Operating Officer and a Director of LEAF since February 2002. Vice President and a Director of LEAF from November 2001 to February 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 47, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     LINDA RICHARDSON, age 55, Director of LEAF since August 2002. President and Chief Executive Officer of Richardson (a sales training and consulting firm) since 1988. A director of the Pennsylvania Academy of the Fine Arts.

     MARIANNE T. SCHUSTER, age 44, Vice President of Accounting of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2002:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            LEAF Financial
             Corporation               General Partner       $31,666(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        1,387.06 (1)

           Odd Lot Liquidity Fund, LLC        1,387.06 (2)

           Sierra Fund 4, LLC                 1,387.06 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 1,068.46 units and 318.60 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 1,068.46 units and beneficial ownership of 318.60 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 318.60 units and beneficial ownership of 1,068.46 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2002, the Fund was charged by the General Partner $31,666 of management fees. The General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and manage-ment services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equip-ment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus an 11% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During 2002, the General Partner received cash distributions of $142,442.

     The Fund incurred $94,304 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2002.

Item 14.  CONTROLS AND PROCEDURES

     The Fund's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Fund's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this Annual Report on Form 10-K.

     There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect internal con-trols, including any corrective actions with regard to significant deficien-cies and material weaknesses.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                Exhibit Numbers             Description            Page Number

                   3(a) & (4)      Amended and Restated Agreement       *
                                       of Limited Partnership

                       (9)                 not applicable

                       (10)                not applicable

                       (11)                not applicable

                       (12)                not applicable

                       (13)                not applicable

                       (18)                not applicable

                       (19)                not applicable

                       (22)                not applicable

                       (23)                not applicable

                       (24)                not applicable

                       (25)                not applicable

                       (28)                not applicable

                       99.1                Certification pursuant to 18    18
                                           U.S.C., Section 1350, as
                                           adopted pursuant to Section
                                           906 of the Sarbanes-Oxley Act
                                           of 2002

                       99.2                Certification pursuant to 18    19
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

Dated March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-31-03
Crit S. DeMent                 of LEAF Financial Corporation
                               (Principal Executive Officer)


/s/ Miles Herman
____________________________  President and Director of                 3-31-03
Miles Herman                   LEAF Financial Corporation



/s/ Jonathan Z. Cohen
____________________________  Director of LEAF Financial Corporation    3-31-03
Jonathan Z. Cohen



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-31-03
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President of Accounting of           3-31-03
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund VIII, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund VIII, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      March 31, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VIII,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      March 31, 2003

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2002 and 2001             F-3

          Statements of Operations for the years ended
           December 31, 2002, 2001 and 2000                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2002, 2001 and 2000                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000                           F-6

          Notes to Financial Statements                            F-7 - F-13


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VIII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VIII, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 7, 2003

                       FIDELITY LEASING INCOME FUND VIII, L.P.

                                        BALANCE SHEETS

                                            ASSETS
                                                            December 31,

                                                      2002                2001
       Cash and cash equivalents                   $2,222,845          $2,908,429

       Accounts receivable                             15,667             319,052

       Due from related parties                        22,500               8,999

       Net investment in direct financing
        leases                                        317,389           1,648,681

       Equipment under operating leases
        (net of accumulated depreciation
        of $874 and $1,025,054,
        respectively)                                    -                 41,288

       Equipment held for sale or lease                10,359             103,500
                                                   __________          __________

               Total assets                        $2,588,760          $5,029,949
                                                   ==========          ==========

                              LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $     -             $   12,272

             Accounts payable and
              accrued expenses                         55,114               7,231

             Security deposits                          2,683                -

             Due to related parties                    15,801              12,189
                                                   __________          __________

                Total liabilities                      73,598              31,692

       Partners' capital                            2,515,162           4,998,257
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $2,588,760          $5,029,949
                                                   ==========          ==========




The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND VIII, L.P.

                                       STATEMENTS OF OPERATIONS

                                               For the years ended December 31,

                                               2002         2001           2000

Income:
  Earned income on direct
   financing leases                          $ 81,450     $278,823     $  278,353
  Rentals                                     101,123      171,169        282,005
  Interest                                     71,410       82,804         62,631
  Gain on sale of equipment, net               45,871         -            44,873
  Other                                         3,708        4,126         11,088
                                             ________     ________     __________
                                              303,562      536,922        678,950
                                             ________     ________     __________

Expenses:
  Depreciation                                 27,159       61,094        125,308
  General and administrative                  113,528       62,368         56,748
  General and administrative to
   related party                               94,304       88,286         84,975
  Management fee to related party              31,666       51,511         49,583
  Reserve for uncollectible accounts             -         109,376           -
                                             ________     ________     __________
                                              266,657      372,635        316,614
                                             ________     ________     __________

Net income                                   $ 36,905     $164,287     $  362,336
                                             ========     ========     ==========

Net income per equivalent
 limited partnership unit                    $   1.41     $  11.53     $    26.69
                                             ========     ========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year             10,254       13,307         13,438
                                             ========     ========     ==========








The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                              STATEMENT OF PARTNERS' CAPITAL

                    For the years ended December 31, 2002, 2001 and 2000

                                       General       Limited Partners
                                       Partner      Units        Amount          Total
                                      ________      ___________________          _____

Balance, January 1, 2000               (7,090)      21,695     5,138,724       5,131,634

Cash distributions                     (3,000)        -         (297,000)       (300,000)

Net income                              3,623         -          358,713         362,336
                                      _______       ______    __________      __________

Balance, December 31, 2000             (6,467)      21,695     5,200,437       5,193,970

Cash distributions                     (3,600)        -         (356,400)       (360,000)

Net income                             10,800         -          153,487         164,287
                                      _______       ______    __________      __________

Balance, December 31, 2001                733       21,695     4,997,524       4,998,257

Cash distributions                    (25,200)        -       (2,494,800)     (2,520,000)

Net income                             22,400         -           14,505          36,905
                                      _______       ______    __________      __________

Balance, December 31, 2002           ($ 2,067)      21,695    $2,517,229      $2,515,162
                                      =======       ======    ==========      ==========










The accompanying notes are an integral part of this financial statement.

                        FIDELITY LEASING INCOME FUND VIII, L.P.

                                   STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2002          2001          2000
Cash flows from operating activities:
  Net income                                   $   36,905    $  164,287    $  362,336
                                               __________    __________    __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                     27,159        61,094       125,308
  Reserve for uncollectible accounts                 -          109,376          -
  (Gain) loss on sale of equipment, net           (45,871)         -          (44,873)
  (Increase) decrease in accounts receivable      303,385      (139,143)      (82,204)
  (Increase) decrease in due from
   related parties                                (13,501)       18,523        49,767
  Increase (decrease) in lease rents paid in
   advance                                        (12,272)        1,842        (2,271)
  Increase (decrease) in accounts payable
   and accrued expenses                            47,883       (35,815)       (9,701)
  Increase (decrease) in security deposits          2,683          -             -
  Increase (decrease) in due to related parties     3,612         1,517         4,508
                                               __________    __________    __________
                                                  313,078        17,394        40,534
                                               __________    __________    __________
  Net cash provided by operating activities       349,983       181,681       402,870
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                         93,141      (104,374)         -
  Investment in direct financing leases          (197,568)     (760,417)   (1,851,498)
  Proceeds from direct financing leases,
   net of earned income                         1,528,860     2,269,280     1,687,822
  Proceeds from sale of equipment                  60,000          -          114,276
                                               __________    __________    __________
  Net cash provided by (used in)
   investing activities                         1,484,433     1,404,489       (49,400)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                (2,520,000)     (360,000)     (300,000)
                                               __________    __________    __________
  Net cash used in financing activities        (2,520,000)     (360,000)     (300,000)
                                               __________    __________    __________
Increase (decrease) in cash and cash
 equivalents                                     (685,584)    1,226,170        53,470

Cash and cash equivalents, beginning of year    2,908,429     1,682,259     1,628,789
                                               __________    __________    __________
Cash and cash equivalents, end of year         $2,222,845    $2,908,429    $1,682,259
                                               ==========    ==========    ==========



The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VIII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VIII, L.P. (the Fund) was formed on
November 21, 1990. The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equipment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment, that is leased to third parties throughout the United States on a short-term basis.

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

     Concentrations of credit risk with respect to accounts receivables are due to the limited dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a business segment.

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded. The adoption of SFAS No. 144 did not have any material effect on the Fund's financial position, results of operations or cash flows.


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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

     The approximate net investment in direct financing leases as of Decem-ber 31, 2002 is as follows:

              Minimum lease payments to be received            $347,000
              Unearned rental income                            (30,000)
                                                               ________
                                                               $317,000
                                                               ========

     Equipment on lease consists of equipment under an operating lease for an initial lease term of 11 months.

     The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of December 31 are as follows:

                                           Direct
                                         Financing          Operating

                    2003                  $208,000             $1,000
                    2004                    61,000               -
                    2005                    52,000               -
                    2006                    26,000               -
                                          ________             ______
                                          $347,000             $1,000
                                          ========             ======

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

                      FIDELITY LEASING INCOME FUND VIII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        2002        2001         2000

        Management fee                 $31,666     $51,511      $49,583
        Reimbursable costs              94,304      88,286       84,975

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2002 and 2001 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2002 and 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2002, two customers accounted for approximately 44% and 42% of the Fund's rental income. For the year ended December 31, 2001, two customers accounted for approximately 55% and 30% of the Fund's rental income. For the year ended December 31, 2000, five customers accounted for approximately 36%, 20%, 19%, 15% and 10% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2002           2001           2000
                      March                $  810,000       $ 90,000       $ 60,000
                      June                    590,000         90,000         60,000
                      September               560,000        120,000         90,000
                      December                560,000         60,000         90,000
                                           __________       ________       ________
                                           $2,520,000       $360,000       $300,000
                                           ==========       ========       ========

                      FIDELITY LEASING INCOME FUND VIII, L.P.

7.  CASH DISTRIBUTIONS (Continued)

     In addition, the General Partner declared and paid one cash distri-bution of $30,000 and one cash distribution of $500,000 subsequent to December 31, 2002 for the months ended November 30 and December 31, 2002, for an aggregate of $530,000 to all admitted partners as of November 30 and December 31, 2002.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2002 and 2001:


                                                                  2002
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                    $ 7,990   $ 11,911    $22,931   $ 38,618
     Rentals                                     28,557      8,833     23,242     40,491
     Interest                                    15,577     18,338     18,428     19,067
     Gain on sale of equipment, net                 800     28,271     15,950        850
     Other                                          877        284      1,201      1,346
                                                _______   ________    _______   ________

   Total income                                  53,801     67,637     81,752    100,372
                                                _______   ________    _______   ________

   Expenses:

     Depreciation                                  -         3,796     11,390     11,973
     General and administrative                  52,480     19,058     21,154     20,836
     General and administrative to
      related party                              27,882     22,834     19,983     23,605
     Management fee to related party              3,543      4,239     10,827     13,057
                                                _______   ________    _______   ________

   Total expenses                                83,905     49,927     63,354     69,471
                                                _______   ________    _______   ________

   Net income                                  ($30,104)  $ 17,710    $18,398   $ 30,901
                                                =======   ========    =======   ========

   Net income per equivalent limited
    partnership unit                           ($  3.13)  $   1.25    $  1.19   $   2.10
                                                =======   ========    =======   ========

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