Form 10-Q
period 2003-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2003-05-15
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                 $1,385,863               $2,222,845

Accounts receivable                           10,383                   15,667

Due from related parties                      22,500                   22,500

Net investment in direct
 financing leases                            539,737                  317,389

Equipment under operating leases
 (net of accumulated depreciation
 of $874 and $874, respectively)                -                        -

Equipment held for sale or lease              68,652                   10,359

                                          __________               __________

       Total assets                       $2,027,135               $2,588,760
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    1,707               $     -

     Accounts payable and
      accrued expenses                        54,040                   55,114

     Security Deposits                         8,976                    2,683

     Due to related parties                    5,737                   15,801
                                          __________               __________

       Total liabilities                      70,460                   73,598

Partners' capital                          1,956,675                2,515,162
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,027,135               $2,588,760
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2003 and 2002

                                  (Unaudited)

                                                    2003              2002
                                                  ________          ________

Income:
     Earned income on direct financing leases      $10,594          $ 38,618
     Rentals                                         4,016            40,491
     Interest                                        9,886            19,067
     Gain on sale of equipment, net                   -                  850
     Other                                           1,626             1,346
                                                   _______          ________

                                                    26,122           100,372
                                                   _______          ________

Expenses:
     Depreciation                                     -               11,973
     General and administrative                     28,764            20,836
     General and administrative to related
       party                                        23,034            23,605
     Management fee to related party                 2,811            13,057
                                                   _______          ________
                                                    54,609            69,471
                                                   _______          ________

Net (loss) income                                 ($28,487)         $ 30,901
                                                   =======          ========


Net (loss) income per equivalent
  limited partnership unit                        ( $ 3.83)         $   2.10
                                                   =======          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                7,355            12,022
                                                   =======          ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 2003

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner    Units     Amount         Total
                                  _______    _____     ______         _____

Balance, January 1, 2003         ($2,067)    21,695  $2,517,229    $2,515,162

Cash distributions                (5,300)      -       (524,700)     (530,000)

Net loss                            (285)      -        (28,202)      (28,487)
                                  ______     ______  __________    __________

Balance, March 31, 2003          ($7,652)    21,695  $1,964,327    $1,956,675
                                  ======     ======  ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2003 and 2002
                                  (Unaudited)

                                                         2003          2002
                                                      __________    __________
Cash flows from operating activities:
     Net (loss) income                               ($   28,487)   $   30,901
                                                      __________    __________
     Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
     Depreciation                                          -            11,973
     Gain on sale of equipment, net                        -              (850)
     (Increase) decrease in accounts receivable            5,284       139,028
     Increase (decrease) in security deposits              6,293       (91,750)
     Increase (decrease) in lease rents paid
      in advance                                           1,707          (119)
     Increase (decrease) in accounts payable and
      accrued expenses                                    (1,074)        4,583
     Increase (decrease) in due to related parties       (10,064)       96,972
                                                      __________    __________
                                                           2,146       159,837
                                                      __________    __________
     Net cash (used in) provided by operating
      activities                                         (26,341)      190,738
                                                      __________    __________
Cash flows from investing activities:
     Acquisition of equipment, net                       (68,652)         -
     Investment in direct financing leases              (333,927)       (3,105)
     Proceeds from direct financing leases,
      net of earned income                               121,938       412,989
     Proceeds from sale of equipment                        -              850
                                                      __________    __________
     Net cash (used in) provided by
      investing activities                              (280,641)      410,734
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                      (530,000)     (810,000)
                                                      __________    __________
     Net cash used in financing activities              (530,000)     (810,000)
                                                      __________    __________
     Decrease in cash and cash equivalents              (836,982)     (208,528)
     Cash and cash equivalents, beginning
      of period                                        2,222,845     2,908,429
                                                      __________    __________
     Cash and cash equivalents, end of period         $1,385,863    $2,699,901
                                                      ==========    ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases      $   10,359    $    -
                                                      ==========    ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2003

                                 (Unaudited)
BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  Recent Accounting Pronouncements

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002.
The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

FIDELITY LEASING INCOME FUND VIII, L.P.
NOTES TO FINANCIAL STATEMENTS(Continued)

March 31, 2003


2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financ-ing leases are for initial lease terms ranging from 24 to 72 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resid-ual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2003 is as follows (unaudited):

          Minimum lease payments to be received          $617,000
          Unguaranteed residuals                           13,000
          Unearned rental income                          (87,000)
          Unearned residual income                         (3,000)
                                                         ________
                                                         $540,000
                                                         ========

    The Fund also has equipment under an operating lease for an initial lease term of 3 months that terminates at March 31, 2003. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.
    Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As of March 31, 2003 and December 31, 2002, equipment under operating leases was fully depreciated.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancellable direct financing leases as of March 31, 2003 are as follows:

      Years Ending December 31
      ________________________

                2003                       $170,000
                2004                        165,000
                2005                        136,000
                2006                         83,000
                2007                         63,000
                                           ________
                                           $617,000
                                           ========

3.  RELATED PARTY TRANSACTIONS

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

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2003 and 2002 (unaudited):

                                               2003             2002
                                             ________         ________

          Management fee                      $ 2,811          $13,057
          Reimbursable costs                   23,034           23,605

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.  RELATED PARTY TRANSACTIONS (continued)

    The Fund keeps its checking and investment accounts at The Bancorp Bank, ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at March 31, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affili-ated funds.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions of $30,000 and $500,000 during the quarter ended March 31, 2003 for the months of November and December 2002, respectively.

    The General Partner declared cash distributions of $30,000, $30,000 and $500,000 subsequent to March 31, 2003 for the months ended January 31, February 28 and March 31, 2003, respectively, to all admitted partners as of January 31, February 28 and March 31, 2003.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $26,122 and $100,372 for the three months ended March 31, 2003 and 2002, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 56% and 79% of total revenues for the first quarter of 2003 and 2002, respectively. The decrease in revenues in 2003 was primarily attributable to the decrease in rental income. In 2003, rental income de-reased by approximately $36,000 because of equipment that terminated and was sold since March 2002. Additionally, the decrease in earned income on direct financing leases also contributed to the overall decrease in revenues during the first quarter of 2003. The overall decrease in this account resulted from the termination of certain direct financing leases in 2002 as well as the normal monthly amortization of unearned income using the interest method. This decrease was reduced by approximately $4,700 of income earned on investments made in direct financing leases during the first quarter of 2003. The decrease in interest income also accounted for the decrease in revenues during the first quarter of 2003. Interest income decreased due to lower cash balances available for investment by the Fund during 2003 because of larger cash distributions made to partners during 2002 and 2003.

    Expenses were $54,609 and $69,471 for the three months ended
March 31, 2003 and 2002, respectively. The decrease in expenses in 2003 was primarily related to the decrease in depreciation expense.
There was no depreciation expense during the first quarter of 2003 compared to $11,973 of depreciation expense in 2002. All equipment under operating leases was fully depreciated as of December 2002. The decrease in management fee to related party also contributed to the decrease in expenses during the first quarter of 2003. This account decreased as a direct result of lower rentals received on both operating and direct financing leases during the first quarter of 2003 compared to the first quarter of 2002. The increase in general and administrative expense reduced the overall decrease in expenses during the first quarter of 2003. The increase in this account was caused by the accrual of filing fees owed to the state of New Jersey. During 2002, New Jersey enacted legislation that requires a partnership to pay a per partner filing fee to the state with its tax return.

    The Fund's net income (loss) was ($28,487) and $30,901 for the three months ended March 31, 2003 and 2002, respectively. The net income (loss) per equivalent limited partnership unit, after income (loss) allocated to the General Partner, was ($3.83) and $2.10 based on a weighted average number of equivalent limited partnership units outstanding of 7,355 and 12,022 for the three months ended March 31, 2003 and 2002, respectively.

    The Fund generated (used) ($28,487) and $42,024 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2003 and 2002, respectively. There were no cash distributions paid to partners during the first quarter of 2003 and 2002

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

for the three months ended March 31, 2003 and 2002. However, the General Partner declared and paid cash distributions of $30,000 and $500,000 during the first quarter of 2003 for the months ended November 30 and December 31, 2002, respectively. Subsequent to March 31, 2003 and 2002, the General Partner declared and paid two cash distributions of $30,000 each and one cash distri-bution of $500,000 to partners totaling $560,000 for both the first quarter of 2003 and 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods. The Fund invested $344,286 and $3,105 in direct financing leases during the three months ended March 31, 2003 and 2002, respectively. The Fund also acquired $58,293 of equipment during the quarter ended
March 31, 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 2003

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-15-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-15-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



            5-15-03     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-15-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VIII, L.P.;

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

Date:  May 15, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VIII, L.P.;

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

Date:  May 15, 2003


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

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 15, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      May 15, 2003