Form 10-Q
period 2003-06-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2003-08-14
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  __X__  No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                 $  928,393               $2,222,845

Accounts receivable                           47,610                   15,667

Due from related parties                      15,078                   22,500

Net investment in direct
 financing leases                            383,208                  317,389

Equipment under operating leases
 (net of accumulated depreciation
 of $0 and $874, respectively)                  -                        -

Equipment held for sale or lease                -                      10,359

                                          __________               __________

       Total assets                       $1,374,289               $2,588,760
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Accounts payable and
      accrued expenses                   $    23,788               $   55,114

     Security deposits                         6,069                    2,683

     Due to related parties                   16,503                   15,801
                                          __________               __________

       Total liabilities                      46,360                   73,598

Partners' capital                          1,327,929                2,515,162
                                          __________               __________
       Total liabilities and
        partners' capital                 $1,374,289               $2,588,760
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                   2003         2002       2003        2002
                                   ____         ____       ____        ____

Income:
     Earned income on direct
      financing leases            $10,198     $22,931   $ 20,792     $ 61,549
     Rentals                        1,561      23,242      5,577       63,733
     Interest                       6,931      18,428     16,817       37,495
     Gain on sale of equipment,
      net                             495      15,950        495       16,800
     Other                            901       1,201      2,527        2,547
                                  _______     _______   ________     ________

                                   20,086      81,752     46,208      182,124
                                  _______     _______   ________     ________

Expenses:
     Depreciation                    -         11,390       -          23,363
     General and administrative    35,419      21,154     64,183       41,990
     General and administrative
      to related party             21,989      19,983     45,023       43,588
     Management fee to related
      party                         1,424      10,827      4,235       23,884
                                  _______     _______   ________     ________

                                   58,832      63,354    113,441      132,825
                                  _______     _______   ________     ________

Net (loss) income                ($38,746)    $18,398  ($ 67,233)    $ 49,299
                                  =======     =======   ========     ========

Net (loss) income per equivalent
 limited partnership unit        ($  6.27)    $  1.19  ($   9.88)    $   3.34
                                  =======     =======   ========     ========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the period                         6,117      10,782      6,736       11,402
                                  =======     =======   ========     ========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 2003

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner    Units     Amount         Total
                                  _______    _____     ______         _____

Balance, January 1, 2003        ($ 2,067)    21,695  $2,517,229    $2,515,162

Cash distributions               (11,200)      -     (1,108,800)   (1,120,000)

Net loss                            (672)      -        (66,561)      (67,233)
                                 _______     ______  __________    __________

Balance, June 30, 2003          ($13,939)    21,695  $1,341,868    $1,327,929
                                 =======     ======  ==========    ==========



























The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 2003 and 2002
                                  (Unaudited)

                                                         2003          2002
                                                     __________     __________
Cash flows from operating activities:
     Net (loss) income                              ($   67,233)    $   49,299
                                                     __________     __________
     Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
     Depreciation                                          -            23,363
     Gain on sale of equipment                             (495)       (16,800)
     (Increase) decrease in accounts receivable         (31,943)       188,432
     (Increase) decrease in due from related parties      7,422           (777)
     Increase (decrease) in lease rents paid
      in advance                                           -           (10,280)
     Increase (decrease) in accounts payable
      and accrued expenses                              (31,326)          (698)
     Increase (decrease) in security deposits             3,386           -
     Increase (decrease) in due to related parties          702         (9,624)
                                                     __________     __________
                                                        (52,254)       173,616
                                                     __________     __________
     Net cash (used in) provided by operating
      activities                                       (119,487)       222,915
                                                     __________     __________
Cash flows from investing activities:
     Investment in direct financing leases             (402,579)        (3,105)
     Proceeds from sale of equipment                        495         16,800
     Proceeds from direct financing leases,
      net of earned income                              347,119        893,398
                                                     __________     __________
     Net cash (used in) provided by
      investing activities                              (54,965)       907,093
                                                     __________     __________
Cash flows from financing activities:
     Distributions                                   (1,120,000)    (1,400,000)
                                                     __________     __________
     Net cash used in financing activities           (1,120,000)    (1,400,000)
                                                     __________     __________
     Decrease in cash and cash equivalents           (1,294,452)      (269,992)
     Cash and cash equivalents, beginning
      of period                                       2,222,845      2,908,429
                                                     __________     __________
     Cash and cash equivalents, end of period        $  928,393     $2,638,437
                                                     ==========     ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases     $   10,359     $    -
                                                     ===========    ==========
The accompanying notes are an integral part of these financial statements.
                                       5

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2003

                                 (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provi-sions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bul-letin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determin-ing what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The approximate net investment in direct financing leases as of June 30, 2003 and December 31, 2002 is as follows:

                                             June 30, 2003   December 31, 2002
                                              (unaudited)        (audited)
                                             -------------   -----------------
     Minimum lease payments to be received      $435,000         $347,000
     Unguaranteed residuals                       12,000             -
     Unearned rental income                      (61,000)         (30,000)
     Unearned residual income                     (3,000)            -
                                                ________         ________
                                                $383,000         $317,000
                                              ==========         ========

    The Fund also had equipment under an operating lease that terminated at June 30, 2003. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded for the six months ended June 30, 2003 and 2002. As of December 31, 2002, equipment under operating leases was fully depreciated.

    The future approximate minimum rentals to be received on noncancellable direct financing leases as of June 30, 2003 are as follows (unaudited):

      Years Ending December 31
      ________________________

                2003                       $ 80,000
                2004                        127,000
                2005                        107,000
                2006                         60,000
                2007                         45,000
             Thereafter                      16,000
                                           ________
                                           $435,000
                                           ========

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

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2003 and 2002 (unaudited):

                                Three Months Ended        Six Months Ended
                                      June 30                 June 30
                                2003          2002        2003        2002
                                ____          ____        ____        ____

     Management fee           $ 1,424       $10,827     $ 4,235     $23,884
     Reimbursable costs        21,989        19,983      45,023      43,588

    The Fund keeps its checking and investment accounts at The Bancorp Bank,
    (TBB). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at June 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due to related parties at June 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affili-ated funds.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions totaling $1,120,000 during the six months ended June 30, 2003 for the months of November and December 2002 and January through April of 2003. The General Partner declared and paid cash distributions totaling $1,400,000 during the six months ended June 30, 2002 for the months of October, November and December 2001 and January through April of 2002.

    The General Partner declared and paid a cash distribution of $30,000 in June 2003 for the month ended April 30, 2003 to all admitted partners as of April 30, 2003. Additionally, the General Partner declared two cash distributions of $30,000 each subsequent to June 30, 2003 for the months ended May 31 and June 30, 2003, respectively, to all admitted partners as of May 31 and June 30, 2003.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $20,086 and $81,752 for the three months ended June 30, 2003 and 2002, respectively, and $46,208 and $182,124 for the six months ended June 30, 2003 and 2002, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 59% and 56% of total revenues for the second quarter of 2003 and 2002, respectively and 57% and 69% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income decreased in 2003 by approximately $58,000 due to equipment that terminated and was sold since March 2002. The decrease in earned income on direct financing leases also contributed to the decrease in total revenues during the six months ended June 30, 2003. In 2003, earned income on direct financing leases decreased by approximately $41,000 because of the sale or termination of certain direct financing leases in the last nine months of 2002 and the first six months of 2003 and the normal monthly amortization of unearned income using the interest method. Furthermore, the decrease in interest income also contributed to the decrease in total revenues during the first six months of 2003. Interest income decreased because of the decrease in cash invested by the Fund during this period as a result of the cash distributions paid to limited partners since March 2002 in accordance with the plan of dissolution for the Fund. The Fund recognized a net gain on sale of equipment of $495 for the six months ended June 30, 2003 compared to $16,800 for the same period in 2002. The decrease in this account also caused the decrease in total revenues during 2003.

    Expenses were $58,832 and $63,354 for the three months ended June 30, 2003 and 2002, respectively, and $113,441 and $132,825 for the six months ended June 30, 2003 and 2002, respectively. The decrease in expenses during the six months ended June 30, 2003 was primarily attributable to the decrease in depreciation expense. The decrease in this account resulted from equipment under operating leases that became fully depreciated since March 2002. The decrease in management fee to related party also contributed to the decrease in expenses during the first six months of 2003. This account decreased as a direct result of lower rentals received on both operating and direct financing leases during the six months ended June 30, 2003 compared to the same period in 2002. The decrease in total expenses during the six months ended June 30, 2003 was reduced by the increase in general and administrative expense. The increase in this account was caused by the accrual of filing fees owed to the state of New Jersey. During 2002, New Jersey enacted legislation that requires a partnership to pay a per partner filing fee to the state with its tax return.

    The Fund's net (loss) income was ($38,746) and $18,398 for the three months ended June 30, 2003 and 2002, respectively, and ($67,233) and $49,299 for the six months ended June 30, 2003 and 2002, respectively. The net (loss) income per equivalent limited partnership unit, after net (loss) income allocated to

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

the General Partner, was ($6.27) and $1.19 based on a weighted average number of equivalent limited partnership units outstanding of 6,117 and 10,782 for the three months ended June 30, 2003 and 2002, respectively. The net (loss) income per equivalent limited partnership unit, after net (loss) income al-located to the General Partner, was ($9.88) and $3.34 based on a weighted average number of equivalent limited partnership units outstanding of 6,736 and 11,402 for the six months ended June 30, 2003 and 2002, respectively.

    The Fund (used) generated cash from operations of ($39,241) and $13,838, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2003 and 2002, respectively. The General Partner declared and paid one cash distribution of $30,000 during the second quarter of 2003 for the month of April 2003. Subsequent to June 30, 2003, the General Partner declared two cash distributions of $30,000 each for the months ended May 31 and June 30, 2003, respectively. The General Partner declared and paid one cash distribution of $30,000 during the second quarter of 2002 for the month of April 2002. Subsequent to June 30, 2002, the General Partner declared and paid cash distributions of $30,000 and $500,000 for the months ended May 31 and June 30, 2002, respectively. The Fund (used) generated cash from opera-tions of ($67,728) and $55,862, for the purpose of determining cash available for distribution, during the six months ended June 30, 2003 and 2002, respec-tively. The General Partner declared cash distributions totaling $650,000 and $1,120,000 for the six months ended June 30, 2003 and 2002, respectively. Additionally, the General Partner paid cash distributions totaling $530,000 during the first six months of 2003 for the months of November and December 2002. For the six months ended June 30, 2003, the General Partner declared and paid three cash distributions of $30,000 each and one cash distribution of $500,000 during the first six months of 2003 and two cash distributions of $30,000 each subsequent to June 30, 2003. The General Partner declared and paid three cash distributions of $30,000 each and one cash distribution of $500,000 during the first six months of 2002. Subsequent to June 30, 2002, the General Partner declared and paid one cash distribution of $30,000 and one cash distribution of $500,000 for the first six months of 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods. The Fund invested $402,579 and $3,105 in direct financing leases during the six months ended June 30, 2003 and 2002, respectively.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 4:  CONTROLS AND PROCEDURES


    a) Evaluation of disclosure controls and procedures: Based on their evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that infor-mation required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized and re-ported within the time periods specified in Securities and Exchange Commis-sion rules and forms.

    b) Changes in internal control over financial reporting: During the quarter under report, there was no change in the Fund's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                 June 30, 2003


Part II:  Other Information


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
              -----------             -----------
              3(a) & 4                Amended and Restated Agreement of
                                      Limited Partnership*

              31.1                    Rule 13a-14(a)/15d-14(a) Certification

              31.2                    Rule 13a-14(a)/15d-14(a) Certification

              32.1                    Section 1350 Certification

              32.2                    Section 1350 Certification

          b)  Reports on Form 8-K:  None




*Incorporated by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VIII, L.P.




            8-14-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                                           Exhibit 31.1

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VIII, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VIII, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund VIII and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund VIII and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.