Form 10-Q
period 2003-09-30
FIDELITY LEASING INCOME FUND VIII LP
filed 2003-11-19
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

                                     ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2003                     2002
                                           ________                 ________

Cash and cash equivalents                 $  111,075               $2,222,845

Accounts receivable                           56,719                   15,667

Due from related parties                       4,497                   22,500

Net investment in direct
 financing leases                            343,578                  317,389

Equipment held for sale or lease             848,950                   10,359

                                          __________               __________

       Total assets                       $1,364,819               $2,588,760
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Accounts payable and
      accrued expenses                   $    25,496               $   55,114

     Security deposits                         6,069                    2,683

     Due to related parties                   86,650                   15,801
                                          __________               __________

       Total liabilities                     118,215                   73,598

Partners' capital                          1,246,604                2,515,162
                                          __________               __________
       Total liabilities and
        partners' capital                 $1,364,819               $2,588,760
                                          ==========               ==========




The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                       2003      2002        2003       2002
                                       ____      ____        ____       ____

Income:
     Earned income on direct
      financing leases                $ 7,771   $11,911    $ 28,563   $ 73,460
     Rentals                             -        8,833       5,577     72,566
     Interest                           4,599    18,338      21,416     55,833
     Gain on sale of equipment, net       495    28,271         990     45,071
     Other                                451       284       2,978      2,831
                                      _______   _______    ________   ________

                                       13,316    67,637      59,524    249,761
                                      _______   _______    ________   ________

Expenses:
     Depreciation                        -        3,796        -        27,159
     General and administrative        20,092    19,058      84,275     61,048
     General and administrative to
      related party                    13,598    22,834      58,621     66,422
     Management fee to related party      951     4,239       5,186     28,123
                                      _______   _______    ________   ________

                                       34,641    49,927     148,082    182,752
                                      _______   _______    ________   ________

Net (loss) income                    ($21,325)  $17,710   ($ 88,558)  $ 67,009
                                      =======   =======    ========   ========


Net (loss) income per equivalent
  limited partnership unit           ($  3.72)  $  1.25   ($  13.73)  $   4.64
                                      =======   =======    ========   ========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                            5,677     9,659       6,383     10,821
                                      =======   =======    ========   ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                   For the nine months ended September 30, 2003

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner    Units     Amount         Total
                                  _______    _____     ______         _____

Balance, December 31, 2002      ($ 2,067)    21,695  $2,517,229    $2,515,162

Cash distributions               (11,800)      -     (1,168,200)   (1,180,000)

Net loss                            (886)      -        (87,672)      (88,558)
                                 _______     ______  __________    __________

Balance, September 30, 2003     ($14,753)    21,695  $1,261,357    $1,246,604
                                 =======     ======  ==========    ==========



























The accompanying notes are an integral part of these financial statements.

                    FIDELITY LEASING INCOME FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                          2003          2002
                                                          ____          ____
Cash flows from operating activities:
     Net (loss) income                               ($   88,558)   $   67,009
                                                      __________    __________
     Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
     Depreciation                                           -           27,159
     Gain on sale of equipment, net                         (990)      (45,071)
     (Increase) decrease in accounts receivable          (41,052)      193,410
     (Increase) decrease in due from related parties      18,003         8,999
     Increase (decrease) in lease rents paid
      in advance                                            -          (11,836)
     Increase (decrease) in accounts payable and
      accrued expenses                                   (29,618)        6,887
     Increase (decrease) in due to related parties        70,849        21,255
     Increase (decrease) in security deposits              3,386          -
                                                      __________    __________
                                                          20,578       200,803
                                                      __________    __________
     Net cash (used in) provided by
      operating activities                               (67,980)      267,812
                                                      __________    __________
Cash flows from investing activities:
     Investment in direct financing leases              (402,579)     (106,605)
     Acquisition of equipment, net                      (848,950)       15,183
     Proceeds from sale of equipment                         990        59,200
     Proceeds from direct financing leases,
      net of earned income                               386,749     1,416,898
                                                      __________    __________
     Net cash (used in) provided by
      investing activities                              (863,790)    1,384,676
                                                      __________    __________
Cash flows from financing activities:
     Distributions                                    (1,180,000)   (1,960,000)
                                                      __________    __________
     Net cash used in financing activities            (1,180,000)   (1,960,000)
                                                      __________    __________
     Decrease in cash and cash equivalents            (2,111,770)     (307,512)
     Cash and cash equivalents, beginning of
      period                                           2,222,845     2,908,429
                                                      __________    __________
     Cash and cash equivalents, end of period         $  111,075    $2,600,917
                                                      ==========    ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases     $   10,359     $    -
                                                     ===========    ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

                                 (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bul-letin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The approximate net investment in direct financing leases as of September 30, 2003 and December 31, 2002 is as follows:

                                         September 30, 2003   December 31, 2002
                                              (unaudited)        (audited)
                                         ------------------   -----------------
     Minimum lease payments to be received      $387,000         $347,000
     Unguaranteed residuals                       13,000             -
     Unearned rental income                      (53,000)         (30,000)
     Unearned residual income                     (3,000)            -
                                                ________         ________
                                                $344,000         $317,000
                                                ========         ========

    The Fund also had equipment under an operating lease that terminated at June 30, 2003. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded for the nine months ended September 30, 2003 and 2002. As of December 31, 2002, equip-ment under operating leases was fully depreciated.

    The future approximate minimum rentals to be received on noncancellable direct financing leases as of September 30, 2003 are as follows (unaudited):

      Years Ending December 31
      ________________________

                2003                       $ 32,000
                2004                        127,000
                2005                        107,000
                2006                         60,000
                2007                         45,000
             Thereafter                      16,000
                                           ________
                                           $387,000
                                           ========

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

    The Fund and its affiliate are reimbursed by the Fund for costs incurred to acquire equipment that is leased under operating and direct financing leases. These expense reimbursements are capitalized to the cost of the equipment.

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2003 and 2002 (unaudited):

                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                                2003        2002        2003         2002
                                ____        ____        ____         ____

       Management fee         $   951     $ 4,239     $ 5,186      $28,123
       Acquisition fees        16,646        -         24,540         -
       Reimbursable costs      13,598      22,834      58,621       66,422

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due from related parties at September 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds and cash distribution money to be transferred to the distribution account.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions totaling $1,180,000 during the nine months ended September 30, 2003 for the months of November and December 2002 and January through June of 2003. The General Partner declared and paid cash distributions totaling $1,960,000 during the nine months ended September 30, 2002 for the months of October, November and December 2001 and January through July 2002.

    The General Partner declared and paid three cash distributions of $30,000 each subsequent to September 30, 2003 for the months ended July 31, August 31 and September 30, 2003 to all admitted partners as of July 31, August 31 and September 30, 2003.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $13,316 and
$67,637 for the three months ended September 30, 2003 and 2002, respectively, and $59,524 and $249,761 for the nine months ended September 30, 2003 and 2002, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 58% and 31% of total revenues for the three months ended September 30, 2003 and 2002, respectively, and 57% and 58% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenues was partly attributable to the decrease in earned income on direct financing leases of approximately $45,000. Earned income on direct financing leases decreased because of the normal monthly amortization of unearned income using the interest method as well as the sale or termination of certain direct financing leases during the last nine months of 2002 and the first nine months of 2003. The decrease in rental income also contributed to the decrease in total revenues. Rental income decreased approximately $67,000 because of equipment under operating leases that terminated and was sold during 2003 and 2002. Interest income also decreased during the nine months ended September 30, 2003 compared to the same period in 2002 because of the decrease in the cash balances available for investment by the fund. The Fund's cash balances decreased because of the acquisition of equipment and investments made in direct financing leases during 2003 as well as larger cash distributions paid to partners during 2002 and early 2003. Furthermore, the Fund recorded a net gain on sale of equipment of $990 during the nine months ended September 30, 2003 compared to $45,071 for the nine months ended September 30, 2002. The decrease in this account also accounted for the decrease in total revenues during 2003.

    Expenses were $34,641 and $49,927 for the three months ended Septem-ber 30, 2003 and 2002, respectively, and $148,082 and $182,752 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in depreciation expense of approximately $27,000 contributed to the overall decrease in expenses during the nine months ended September 30, 2003. The decrease in this account resulted from equipment under operating leases that terminated and was sold during 2003 and 2002. Additionally, management fee to related party decreased during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This account decreased because of the decrease in rentals earned on both operating and direct fi-nancing leases. Management fee is earned as a percentage of these rentals. The overall decrease in expenses was lowered by the increase in general and administrative expense. General and administrative expense increased in 2003 because of an accrual of filing fees owed to the state of New Jersey. During 2002, New Jersey enacted legislation that requires a partnership to pay a per partner filing fee to the state with its tax return.

                     FIDELITY LEASING INCOME FUND VIII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

    The Fund's net (loss) income was ($21,325) and $17,710 for the three months ended September 30, 2003 and 2002, respectively, and ($88,558) and $67,009 for the nine months ended September 30, 2003 and 2002, respectively. The
(loss) income per equivalent limited partnership unit, after (loss) income allocated to the General Partner, was ($3.72) and $1.25 based on a weighted average number of equivalent limited partnership units outstanding of 5,677 and 9,659 for the three months ended September 30, 2003 and 2002, respectively. The (loss) income per equivalent limited partnership unit, after (loss) income allocated to the General Partner, was ($13.73) and $4.64 based on a weighted average number of equivalent limited partnership units outstanding of 6,383 and 10,821 for the nine months ended September 30, 2003 and 2002, respectively.

    The Fund generated (used) cash from operations of ($21,820) and ($6,765), for the purpose of determining cash available for distribution, during the quarter ended September 30, 2003 and 2002, respectively. The General Partner declared and paid three cash distributions of $30,000 each subsequent to September 2003 for the three months ended September 30, 2003. The General Partner declared and paid one cash distribution of $30,000 in September 2002 for the month ended July 31, 2002. Subsequent to September 30, 2002, the General Partner declared and paid cash distributions of $30,000 and $500,000 for the months ended August 31 and September 30, 2002. For the nine months ended September 30, 2003 and 2002, the Fund (used) generated ($89,548) and $49,097 of cash from operations for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $740,000 and $1,680,000 for the nine months ended September 30, 2003 and 2002, respectively. The Fund paid two cash distributions totaling $530,000 during the first nine months of 2003 for the months of November and December 2002. The Fund paid one cash distribution of $500,000 and five cash distributions of $30,000 each during the first nine months of 2003 and three cash distributions of $30,000 each subsequent to September 30, 2003 for the nine months ended September 30, 2003. The Fund paid seven cash distributions totaling $1,150,000 during the first nine months of 2002 and cash distributions of $30,000 and $500,000 subsequent to September 30, 2002 for the nine months ended September 30, 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

ANALYSIS OF FINANCIAL CONDITION (continued)

with cash available from operations that was not distributed to partners in prior periods. The Fund invested $402,579 and $106,605 in direct financing leases during the nine months ended September 30, 2003 and 2002, respectively. The Fund purchased $848,950 and $15,183 of equipment under operating leases during the nine months ended September 30, 2003 and 2002, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies through the dissolution of the Fund.

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

                                 September 30, 2003


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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            11-19-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            11-19-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  November 19, 2003


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

Date:  November 19, 2003


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

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 19, 2003

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 19, 2003