Form 10-Q
period 2004-03-31
FIDELITY LEASING INCOME FUND VIII LP
filed 2004-05-05
CIK 870742

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2004                     2003
                                           ________                 ________

Cash and cash equivalents                  $822,566               $   75,163

Accounts receivable                            -                      25,116

Due from related parties                       -                     319,818

Net investment in direct
 financing leases                              -                     699,393

                                           ________               __________

       Total assets                        $822,566               $1,119,490
                                           ========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   -                  $    7,574

     Accounts payable and
      accrued expenses                         -                      67,643

     Distributions payable                  724,216                   30,000

     Security Deposits                         -                       9,354

     Due to related parties                  98,350                  136,912
                                           ________               __________

       Total liabilities                       -                     251,483

Partners' capital                              -                     868,007
                                           ________               __________
       Total liabilities and
        partners' capital                  $822,566               $1,119,490
                                           ========               ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                    For the three months ended March 31, 2004

                                  (Unaudited)

                                                    2004
                                                  ________

Income:
     Earned income on direct financing leases       11,214
     Interest                                          982
     Gain on sale of equipment, net                  5,961
                                                  ________

                                                    18,157
                                                  ________

Expenses:
     General and administrative                    150,763
     General and administrative to related party    40,784
     Management fees to related party                  402
                                                  ________
                                                   191,949
                                                  ________

Net loss                                         ($173,792)
                                                  ========

Net loss per equivalent
  limited partnership unit                       ($  40.58)
                                                  ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period                4,240
                                                  ========

Net assets in liquidation at January 1, 2004    $  868,007
  Cash distributions declared - Limited Partners  (687,273)
  Cash distributions declared - General Partner     (6,942)
  Net loss                                        (173,792)
                                                __________

Net assets in liquidation at March 31, 2004     $     -
                                                ==========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

                             STATEMENT OF OPERATIONS
                    For the three months ended March 31, 2003

                                  (Unaudited)

                                                    2003
                                                  ________

Income:
     Earned income on direct financing leases      $10,594
     Rentals                                         4,016
     Interest                                        9,886
     Other                                           1,626
                                                   _______

                                                    26,122
                                                   _______

Expenses:
     General and administrative                     28,764
     General and administrative to related
       party                                        23,034
     Management fee to related party                 2,811
                                                   _______
                                                    54,609
                                                   _______

Net loss                                          ($28,487)
                                                   =======


Net loss per equivalent
  limited partnership unit                        ( $ 3.83)
                                                   =======


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                7,355
                                                   =======






The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2004 and 2003
                                  (Unaudited)

                                                         2004          2003
                                                      __________    __________
Cash flows from operating activities:
     Net loss                                          ($173,792)   $  (28,487)
                                                        ________    __________
     Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
     Depreciation                                            -            -
     Gain on sale of equipment, net                       (5,961)         -
     (Increase) decrease in accounts receivable           25,116         5,284
     Increase (decrease) in security deposits             (9,354)        6,293
     Increase (decrease) in lease rents paid in advance   (7,574)        1,707
     Increase (decrease) in accounts payable and
      accrued expenses                                   (67,642)       (1,074)
     Decrease in due to related parties                  (38,562)      (10,064)
     Decrease in due from related parties                319,818          -
                                                        ________    __________
                                                         215,841         2,146
                                                        ________    __________
     Net cash (used in) provided by operating
      activities                                          42,049       (26,341)
                                                        ________    __________
Cash flows from investing activities:
     Acquisition of equipment, net                          -          (68,652)
     Investment in direct financing leases                  -         (333,927)
     Proceeds from direct financing leases,
      net of earned income                               705,354       121,938
                                                        ________    __________
     Net cash (used in) provided by
      investing activities                               705,354      (280,641)
                                                        ________    __________
Cash flows from financing activities:
     Distributions                                          -         (530,000)
                                                        ________    __________
     Net cash used in financing activities                  -         (530,000)
                                                        ________    __________
     Increase (decrease) in cash and cash equivalents    747,403      (836,982)
     Cash and cash equivalents, beginning of period       75,163     2,222,845
                                                        ________    __________
     Cash and cash equivalents, end of period           $822,566    $1,385,863
                                                        ========    ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
     to net investment in direct financing leases       $   -       $   10,359
    Distributions declared not paid                     $694,215    $     -

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2004

                                 (Unaudited)

BASIS OF PRESENTATION

     The financial statements after September 30, 2003 have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.

     The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regula-tions of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial state-ments should be read with the audited financial statements and notes thereto as of December 31, 2003 and for the year then ended. Certain 2003 amounts have been reclassified to conform to the 2004 financial statement presentation.

1.  Recent Accounting Pronouncements

    The Fund adopted Financial Accounting Standards Board ("FASB") Inter-pretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Con-solidation of Variable Interest Entities." FIN 46 clarifies the applica-tion of Accounting Research Bulletin 51, "Consolidated Financial State-ments," to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

                       FIDELITY LEASING INCOME FUND VIII, L.P.
                      NOTES TO FINANCIAL STATEMENTS (Continued)

                                   March 31, 2004

1.  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

    Subsequent to the issuance of FIN 46, the FASB issued a revised inter-pretation, FIN 46 (R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The adoption of FIN 46 (R) did not have a material impact on the Funds financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

2.  LIQUIDATION

    On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquida-tion. On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $663,366. The aggregate purchase price is an amount equal to the book value, which approximates fair market value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

    The General Partner declared a cash distribution of $694,215 during the quarter ended March 31, 2004 which represented a liquidating distribution. The distribution was paid in early April 2004.

3.  EQUIPMENT LEASED

    The Fund had equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financ-ing leases were for initial lease terms ranging from 24 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.  EQUIPMENT LEASED (Continued)

    sions or disposition of the equipment. The Fund reviews these resid-ual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The Fund also had equipment under an operating lease that terminated at June 30, 2003. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded for the three months ended March 31, 2004 and 2003. As of December 31, 2003, equip-ment under operating leases was fully depreciated.

4.  RELATED PARTY TRANSACTIONS

    The General Partner received 4% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equip-ment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 11% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be per-formed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 11% cumulative compounded priority return. Based on actual operations, the Fund was not required to pay any fee to the General Partner.

    Additionally, the General Partner and its parent company are reim-bursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

                     FIDELITY LEASING INCOME FUND VIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2004 and 2003 (unaudited):

                                               2004             2003
                                             ________         ________

          Management fee                      $   402          $ 2,811
          Reimbursable costs                   34,025           23,034

    The Fund keeps its checking and investment accounts at The Bancorp Bank, ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at December 31, 2003 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at December 31, 2003 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

    On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquida-tion. On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $663,366. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

5.  CASH DISTRIBUTIONS

    The General Partner declared a cash distribution of $694,215 during the quarter ended March 31, 2004 which represented a liquidating distribution. The distribution was paid in early April 2004.

                     FIDELITY LEASING INCOME FUND VIII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VIII, L.P. had revenues of $18,157 and
$26,122 for the three months ended March 31, 2004 and 2003, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 62% and 56% of total revenues for the first quarter of 2004 and 2003, respectively. The decrease in revenues in 2004 was primarily attributable to the liquidation of the portfolio of operating leases. This reduction was offset by an increase in direct finance lease income as a result of leases acquired in the third quarter of 2003. The decrease in interest income also accounted for the decrease in revenues during the first quarter of 2004. Interest income decreased due to lower cash balances available for investment by the Fund during 2004 because of larger cash distributions made to partners during 2003.

    Expenses were $191,949 and $54,609 for the three months ended March 31, 2004 and 2003, respectively. The increase in expenses in 2004 was primarily related to the increase in expense for New Jersey filing fees, which the Fund initially began accruing in the second quarter of 2003. The state of New Jersey enacted legislation during 2002 that requires a partnership to pay a per partner filing fee to the state with its tax return.

    The Fund's net loss was $173,792 and $28,487 for the three months ended March 31, 2004 and 2003, respectively. The net loss per equivalent limited partnership unit, after loss allocated to the General Partner, was $40.58 and $3.83 based on a weighted average number of equivalent limited partnership units outstanding of 4,240 and 7,355 for the three months ended March 31, 2004 and 2003, respectively.

    The Fund used $185,231 and $28,487 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2004 and 2003, respectively. There were no cash distributions paid to partners during the first quarter of 2004. The General Partner de-clared and paid cash distributions of $30,000 and $500,000 during the first quarter of 2003 for the months ended November 30 and December 31, 2002, respectively. Subsequent to March 31, 2003, the General Partner declared and paid two cash distributions of $30,000 each and one cash distribution of $500,000 to partners totaling $560,000 for the first quarter of 2003. For financial statement purposes, the Fund records cash distributions to partners in the period in which they are declared.

ANALYSIS OF FINANCIAL CONDITION

On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquidation. On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $663,366. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the

                     FIDELITY LEASING INCOME FUND VIII, L.P.

leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

    The cash position of the Fund was reviewed daily and cash was invested on a short-term basis. The General Partner declared a cash distribution of $694,215 during the quarter ended March 31, 2004, which represented a liquidat-ing distribution. The distribution was paid in early April 2004.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VIII, L.P.

                                 March 31, 2004

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

               FIDELITY LEASING INCOME FUND VIII, L.P.




            5-5-04      By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-5-04      By:  /s/ Robert K. Moskovitz
                             ____________________________
                             Robert K. Moskovitz
                             Chief Financial Officer and Treasurer
                             of LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  May 5, 2004


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

Date:  May 5, 2004


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



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 5, 2004

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VIII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert K. Moskovitz, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Robert K. Moskovitz
      ________________________
      Robert K. Moskovitz
      Principal Financial Officer of LEAF Financial Corporation
      May 5, 2004